Form 10-Q
period 1996-09-30
FIRST NORTHERN CAPITAL CORP
filed 1996-11-13
CIK 1002213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington,  D.C.   20549

-----------------------------------------------------------------------------

                            F O R M   1 0 - Q

           /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD SEPTEMBER 30, 1996

                                    OR
           / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER: 0-27982

                        FIRST NORTHERN CAPITAL CORP.
          (Exact name of registrant as specified in its charter)

          WISCONSIN                                      39-1830142
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


                              201 NORTH MONROE AVENUE
                                  P.O. BOX 23100
                          GREEN BAY, WISCONSIN   54305-3100
                                  (414)  437-7101
                  (Address, including Zip Code, and telephone number, including area code, of registrant s principal executive offices)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

               (1)     YES    X                 NO
               (2)     YES    X                 NO

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, $1.00 PAR VALUE PER SHARE, WAS 4,381,147 AT OCTOBER 24, 1996.

                                   INDEX


                       PART I - FINANCIAL INFORMATION

                                                                       PAGE NO.
ITEM 1.   FINANCIAL STATEMENTS

          Unaudited Consolidated Statements of Financial
          Condition as of September 30, 1996
          and December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . 3

          Unaudited Consolidated Statements of Operations
          for the Three Months Ended
          September 30, 1996 and September 30, 1995. . . . . . . . . . . . . 4

          Unaudited Consolidated Statements of Operations
          for the Nine Months Ended
          September 30, 1996 and September 30, 1995. . . . . . . . . . . . . 5

          Unaudited Consolidated Statements of Cash
          Flows for the Nine Months Ended
          September 30, 1996 and September 30, 1995. . . . . . . . . . . . . 6

          Notes to Unaudited Consolidated
          Financial Statements . . . . . . . . . . . . . . . . . . . . .  7 -9

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF  OPERATIONS . . . . . . . . . . . . . . . . . . . . . . 10 - 22


                       PART II - OTHER  INFORMATION


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .23


 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . .. . 24

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                           September 30, 1996 December 31, 1995
                                           ------------------ -----------------
                                                        (In Thousands)
Assets

Cash                                             $    6,407          $    1,192
Interest-earning deposits                               148                  82
                                                   --------            --------
                      CASH AND CASH EQUIVALENTS       6,555               1,274

Securities available-for-sale, at fair value
  Investment securities                               5,532               2,978
  Mortgage-related securities                         1,916               2,013
Securities held-to-maturity
  Investment securities
   (estimated fair value of $17,534 - 1996;
     $19,531  - 1995)                                17,581              19,364
  Mortgage-related securities
   (estimated fair value of $9,169 - 1996;
     $4,020  - 1995)                                  9,402               4,024
Loans held for sale                                   1,113               2,989
Loans receivable                                    543,370             500,535
Accrued interest receivable on loans                  2,796               2,702
Other accrued interest                                  408                 372
Foreclosed properties and repossessed assets            206                 136
Office properties and equipment                       8,325               8,417
Federal Home Loan Bank stock                          3,773               3,768
Prepaid expenses and other assets                     7,000               4,895
                                                   --------            --------
                                                   $607,977            $553,467
                                                   ========            ========
Liabilities

Deposits                                           $456,124            $449,954
Securities sold under agreements to repurchase        1,000               1,000
Borrowings                                           64,104              20,000
Advance payments by borrowers for taxes
and insurance                                        10,488               6,550
Other liabilities                                     6,854               3,384
                                                   --------            --------
                             TOTAL LIABILITIES      538,570             480,888


Stockholders' Equity

Cumulative preferred stock, $1 par value;
  10,000,000 shares authorized; none outstanding
Common stock, $1 par value; 30,000,000 shares
  authorized; shares issued: 4,568,052 - 1996;
  4,555,187  - 1995 shares outstanding:
  4,381,147 - 1996;  4,555,187  - 1995                4,568               4,555
Additional paid-in capital                           14,474              14,590
Unrealized gains on securities available-for-sale,
  net of taxes                                          323                 315
Treasury stock at cost  (186,905  shares at
  September 30, 1996)                                (2,949)
Retained earnings                                    52,991              53,119
                                                   --------            --------
               TOTAL STOCKHOLDERS' EQUITY            69,407              72,579
                                                   --------            --------
                                                   $607,977            $553,467
                                                   ========            ========

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             THREE MONTHS ENDED SEPTEMBER  30
                                                    1996         1995
                                                  -------      -------
                                        (In Thousands, Except Per Share Amounts)
Interest   income:
  Mortgage loans                                  $ 7,282      $ 6,806
  Consumer loans                                    2,755        2,508
  Investment securities                               402          418
  Interest-earning deposits                             9           14
  Mortgage-related securities                         184           92
                                                  -------      -------
                          TOTAL INTEREST INCOME    10,632        9,838
Interest   expense:
  Deposits                                          5,063        5,100
  Borrowings                                          748          413
  Advance payments by borrowers
   for taxes and  insurance                            51           56
                                                  -------      -------
                         TOTAL INTEREST EXPENSE     5,862        5,569
                                                  -------      -------
                            NET INTEREST INCOME     4,770        4,269
Provision for loan losses                              90           60
                                                  -------      -------
                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES     4,680        4,209

Non-interest income:
  Fees on serviced loans                               86           93
  Loan fees and service charges                        70           79
  Deposit account service charges                     251          211
  Insurance commissions                                60           57
  Gains on sales of loans                              37           41
  Gains on sale of securities                                        3
  Gain on sale of asset                                10            1
  Other                                               155          108
                                                  -------      -------
                      TOTAL NON-INTEREST INCOME       669          593

Non-interest expense:
  Compensation, payroll taxes and
    other employee benefits                         1,649        1,588
  Federal insurance premiums                          261          250
  SAIF special assessment                           2,856
  Occupancy                                           208          209
  Data processing                                     225          233
  Furniture and equipment                             182          180
  Telephone and postage                               105           97
  Marketing                                           117           92
  Reorganization costs                                             108
  Other                                               470          445
                                                  -------      -------
                      TOTAL NON-INTEREST EXPENSE    6,073        3,202
                                                  -------      -------
               INCOME (LOSS) BEFORE INCOME TAXES     (724)       1,600
Income taxes                                         (333)         634
                                                  -------      -------
                               NET INCOME (LOSS)  $  (391)     $   966
                                                  =======      =======
             PRIMARY NET INCOME (LOSS) PER SHARE   $(0.09)      $0.21
                                                   ======       =====
       FULLY DILUTED NET INCOME (LOSS) PER SHARE   $(0.09)      $0.21
                                                   ======       =====
                   CASH DIVIDENDS PAID PER SHARE   $ 0.15       $0.14
                                                   ======       =====

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             NINE MONTHS ENDED SEPTEMBER 30
                                                   1996         1995
                                                 --------     --------
                                        (In Thousands, Except Per Share Amounts)
Interest income:
  Mortgage loans                                  $21,329      $20,083
  Consumer loans                                    7,791        7,394
  Investment securities                             1,174        1,208
  Interest-earning deposits                            54           50
  Mortgage-related securities                         491          282
                                                  -------      -------
                      TOTAL INTEREST INCOME        30,839       29,017
Interest expense:
  Deposits                                         15,200       14,411
  Borrowings                                        1,774        1,919
  Advance payments by borrowers
    for taxes and insurance                           96          115
                                                  -------      -------
                     TOTAL INTEREST EXPENSE        17,070       16,445
                                                  -------      -------
                        NET INTEREST INCOME        13,769       12,572
Provision for loan losses                             210          180
                                                  -------      -------
                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES        13,559       12,392

Non-interest income:
  Fees on serviced loans                              266          276
  Loan fees and service charges                       175          173
  Deposit account service charges                     665          599
  Insurance commissions                               219          212
  Gains on sales of loans                             190          550
  Gains on sale of securities                                      321
  Gain on sale of asset                                29          162
  Other                                               389          281
                                                  -------      -------
                   TOTAL NON-INTEREST INCOME        1,933        2,574

Non-interest expense:
  Compensation, payroll taxes and
    other employee benefits                         5,017        4,769
  Federal insurance premiums                          781          739
  SAIF special assessment                           2,856
  Occupancy                                           653          646
  Data processing                                     693          681
  Furniture and equipment                             564          550
  Telephone and postage                               339          320
  Marketing                                           274          242
  Reorganization costs                                             108
  Other                                             1,504        1,446
                                                  -------     --------
                   TOTAL NON-INTEREST EXPENSE      12,681        9,501
                                                  -------     --------
                   INCOME BEFORE INCOME TAXES       2,811        5,465
Income taxes                                          932        2,044
                                                  -------     --------
                                   NET INCOME     $ 1,879     $  3,421
                                                  =======     ========
                 PRIMARY NET INCOME PER SHARE       $0.41        $0.74
                                                    =====        =====
           FULLY DILUTED NET INCOME PER SHARE       $0.41        $0.73
                                                    =====        =====
                CASH DIVIDENDS PAID PER SHARE       $0.45        $0.42
                                                    =====        =====

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            NINE  MONTHS ENDED SEPTEMBER 30
                                                    1996         1995
                                                  -------      -------
                                                     (In Thousands)
Operating Activities

   Net income                                      $ 1,879     $  3,421
   Adjustments to reconcile net income
    to cash provided by operating activities:
    Provision for losses on loans and real estate      210          180
    Provision for depreciation and amortization        563          547
    Gains on sales of loans                           (190)        (550)
    Gain on sale of securities                                     (321)
    Loans originated for sale                       (9,519)      (7,612)
    Proceeds from loan sales                        11,395       15,906
    (Increase) decrease in interest receivable        (130)         124
    Increase in interest payable                       301          604
    Other                                            1,636          414
                                                   -------     --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES      6,145       12,713
                                                   -------     --------

 Investing   Activities
   Proceeds from maturities of investment
    securities and interest-earning deposits         9,150        5,730
   Proceeds from sale of securities                                 156
   Purchases of investment securities               (9,761)      (6,000)
   Principal repayments of
     mortgage-related securities                       392          307
   Purchase of mortgage-related securities          (5,697)
   Loan originations and purchases                (135,715)     (93,347)
   Loan principal repayments                        92,448       78,268
   Purchases of office properties and equipment       (471)        (615)
   Purchase of Federal Home Loan Bank stock             (5)        (278)
                                                  --------     --------
          NET CASH USED BY INVESTING ACTIVITIES    (49,659)     (15,779)
                                                  --------     --------
 Financing   Activities
   Net increase in deposits                          5,869       21,543
   Net increase (decrease) in
     short-term borrowings                          27,704      (34,290)
   Proceeds from long term borrowings               29,400       32,000
   Repayments of long term borrowings              (13,000)     (15,000)
   Maturity of security sold under
     agreement to repurchase                                       (500)
   Cash dividends                                   (2,007)      (1,897)
   Purchase of treasury stock                       (3,614)
   Retirement of common stock                          (66)
   Proceeds from exercise of stock options             571          409
   Net increase in advance payments by
     borrowers for taxes and insurance               3,938        5,178
                                                 ---------     --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES      48,795        7,443
                                                 ---------     --------
         INCREASE IN CASH AND CASH EQUIVALENTS       5,281        4,377

Cash and cash equivalents at beginning of period     1,274        2,644
                                                 ---------     --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   6,555     $  7,021
                                                 =========     ========

Supplemental  Information to the Statement of Cash Flows:

   Interest credited and paid on deposits          $14,987      $13,921

   Interest paid on borrowings                       2,106        1,982

   Payments for federal and state income taxes       2,193        2,199

   Loans transferred to foreclosed properties
     and repossessed assets                            359          357

   Loans held for investment transferred
     to held-for-sale                                            11,152

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

(1) On December 20, 1995, First Northern Savings Bank, S.A., a Wisconsin chartered capital stock association, reorganized into a unitary savings and loan holding company structure (the "Reorganization") becoming a wholly-owned subsidiary of First Northern Capital Corp. (the "Company" or "First Northern"). At that date, each outstanding share of First Northern Savings Bank's common stock was converted into one share of the Company's common stock. Consequently, the former holders of all the outstanding stock of First Northern Savings Bank, S.A. acquired the same proportionate ownership interest in First Northern as they had held in First Northern Savings Bank. The consolidated capitalization, assets, liabilities, income and other financial data of First Northern immediately following the Reorganization were substantially the same as those of First Northern Savings Bank immediately prior to consummation of the Reorganization.

     The consolidated financial statements include the accounts of First Northern and its wholly-owned subsidiary First Northern Savings Bank, S.A. and its subsidiaries (collectively, the "Savings Bank"): Great Northern Financial Services Corporation ("GNFSC"), First Northern Investments Incorporated ("FNII"), Keystone Financial Services, Incorporated ("Keystone") and First Northern Financial Services, Incorporated.
     All significant intercompany balances and transactions have been eliminated according to generally accepted accounting principles. The Savings Bank's ownership of Savings Financial Corporation ("SFC"), a 50% owned subsidiary, is accounted for by the equity method. All data presented in this report for dates and periods prior to December 20, 1995 relates to the Savings Bank. All references herein to First Northern for any date or period prior to consummation of the Reorganization shall be deemed to refer to the Savings Bank.

(2) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of First Northern, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and Subsidiary at September 30, 1996 and December 31, 1995, the results of their operations for the three and nine months ended September 30, 1996 and 1995 and their cash flows for the nine months ended September 30, 1996 and 1995. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with First Northern's 1995 Annual Report to Stockholders.

(3) Effective January 1, 1996, First Northern adopted Statement of Financial Accounting Standards ( SFAS ) No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires recognition of a separate asset for servicing rights, relative to loans sold with servicing rights retained, which increased the gain on the sale of loans $20,000 in the third quarter of 1996 and $82,000 in the first nine months of 1996. Previously, costs were fully allocated to the loan and servicing income was recognized as it was received over the life of the loan. Based upon current fair values, capitalized mortgage servicing rights are reviewed periodically for impairment, which is recognized in the Statement of Income during the period in which impairment occurs by establishing a corresponding valuation allowance. No valuation allowances for originated mortgage servicing rights were established as of or during the nine months in the period ending September 30, 1996.

(4)  Securities Available-for-Sale
     The amortized cost and estimated fair values of securities available-for -sale are as follows:

                                               Gross      Gross
                                    Amortized Unrealized Unrealized  Estimated
                                     Cost       Gains     Losses    Fair  Value
                                    --------- ---------- ---------- ------------
                                                    (In Thousands)

      At September 30, 1996:
        Asset Management Funds       $   469                 $  6      $   463
        Federal Home Loan Mortgage
          Corporation stock               33       $553        26          586
        U.S. government and
           agency securities           4,494         15                  4,483
                                      ------       ----       ---       ------
                                       4,996        568        32        5,532
        Mortgage-related securities    1,914          3         1        1,916
                                      ------       ----       ---       ------
                                      $6,910       $571       $33       $7,448
                                      ======       ====       ===       ======
     At December 31, 1995:
       Asset Management Funds         $  449     $    6                 $  455
       Federal Home Loan Mortgage
        Corporation stock                 33        468                    501
       U.S. government and
        agency securities              2,002         20                  2,022
                                      ------       ----      ----       ------
                                       2,484        494                  2,978
       Mortgage-related securities     1,987         26                  2,013
                                      ------       ----      ----       ------
                                      $4,471       $520      $ -        $4,991
                                      ======       ====      ====       ======

(5)  Investment Securities Held-to-Maturity
     The amortized cost and estimated fair values of investment securities held-to-maturity, which consist of U.S. government and agency securities, are as follows:

                                           Gross        Gross
                             Amortized   Unrealized   Unrealized   Estimated
                               Cost        Gains        Losses     Fair Value
                             ---------   ----------   ----------  -----------
                                               (In Thousands)

      At September 30, 1996    $17,581          $59         $106      $17,534
                               =======          ===         ====      =======
      At December 31, 1995     $19,364         $190          $23      $19,531
                               =======         ====          ===      =======

      At September 30, 1996, these investment securities have the following maturities:

                                            Amortized         Estimated
                                               Cost          Fair  Value
                                            ---------        -----------
                                                   (In Thousands)

      Due in one year or less                 $ 5,800        $ 5,806
      Due after one year through 5 years       11,781         11,728
                                              -------        -------
                                              $17,581        $17,534
                                              =======        =======

(6)  Mortgage-Related Securities Held-to-Maturity
     The amortized cost and estimated fair values of mortgage-related securities held-to-maturity are as follows:

                                                 Gross      Gross
                                     Amortized Unrealized Unrealized  Estimated
                                       Cost       Gains     Losses   Fair Value
                                      -------- ---------- ---------- ---------
                                                    (In Thousands)
      At September 30, 1996:
        Federal Home Loan Mortgage
          Corporation                  $5,674      $37       $161      $5,550
        Federal National Mortgage
          Association                   3,728        1        110       3,619
                                       ------      ---       ----      ------
                                       $9,402      $38       $271      $9,169
                                       ======      ===       ====      ======
      At December 31, 1995:
        Federal Home Loan Mortgage
          Corporation                  $3,019      $53        $25      $3,047
        Federal National Mortgage
          Association                     998                  32         966
        Other                               7                               7
                                       ------      ---        ---      ------
                                       $4,024      $53        $57      $4,020
                                       ======      ===        ===      ======

(7)  Loans Receivable
     Loans receivable consist of the following:

                                                 September 30    December 31
                                                    1996             1995
                                                  ------------   -----------
                                                         (In Thousands)
     First mortgage loans:
       One to four family residential                 $369,380      $352,449
       Five or more family residential                  20,024        17,591
       Commercial real estate                            9,780        10,028
       Construction-residential                         20,247        10,782
       Construction-commercial                           2,502         1,225
       Other                                             1,857         1,788
                                                      --------      --------
                                                       423,790       393,863
     Consumer loans:
       Consumer                                         19,118        20,307
       Second mortgage                                  57,114        46,528
       Automobile                                       57,697        49,504
                                                      --------      --------
                                                       133,929       116,339
                                                      --------      --------
                                                       557,719       510,202
     Less:
       Undisbursed loan proceeds                        10,525         6,071
       Allowance for losses                              2,779         2,608
       Unearned loan  fees                               1,045           988
                                                      --------      --------
                                                        14,349         9,667
                                                      --------      --------
                                                      $543,370      $500,535
                                                      ========      ========

(8) The weighted average number of shares outstanding, including common stock equivalents, for the three months ended September 30, 1996 and 1995 were 4,496,000 and 4,651,000, respectively, and for the nine months ended September 30, 1996 and 1995 were 4,587,000 and 4,625,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

BALANCE SHEET

CASH AND CASH EQUIVALENTS. Cash and cash equivalents were $5.3 million greater at September 30, 1996 as compared to December 31, 1995, primarily as the result of customer deposits made to demand deposit accounts. Any cash that is not immediately needed to fund loans or operations is invested in overnight interest-earning deposits.

SECURITIES AVAILABLE-FOR-SALE. Securities available-for-sale increased approximately $2.5 million as of September 30, 1996 as compared to December 31, 1995, primarily as the result of purchases of U.S. Government and agency securities.

SECURITIES HELD-TO-MATURITY. Investment securities held-to-maturity decreased $1.8 million primarily as a result of investment maturities and the reinvestment of those maturing investments in mortgage-related securities held-to-maturity.

Mortgage-related securities held-to-maturity increased $5.4 million as a result of the reinvestment of maturing investment securities and the investment of borrowed money into mortgage-related securities. If the interest rate paid on a borrowing is less than an interest rate received on an investment, First Northern will borrow and reinvest those dollars in an investment, thereby incrementally adding to the overall profitability of the Company.

LOANS HELD FOR SALE. At September 30, 1996, First Northern had $1.1 million of fixed interest rate mortgage and education loans classified as loans held for sale. At December 31, 1995, First Northern had $2.4 million of education loans and $0.6 million of fixed interest rate mortgage loans classified as loans held for sale.

LOANS RECEIVABLE. Loans receivable increased $42.8 million as a result of increased one-to four-family and five or more residential mortgage loan originations and SFC automobile loans. Loan originations are as follows.

                    LOAN ORIGINATIONS AND  PURCHASES

                                        Three Months Ended  Nine Months Ended
                                           September 30        September 30
                                          1996      1995      1996     1995
                                        --------  --------  -------- --------
                                          (In Thousands)      (In Thousands)
Mortgage loans originated and purchased:
  Construction                          $ 8,112    $ 5,390  $ 23,390  $ 11,156
  Loans on existing property             15,571      9,306    36,789    30,628
  Refinancing                             5,639      5,393    28,209     9,046
  Other loans                               998        454     2,394       986
                                        -------    -------  --------   -------
Total mortgage loans originated
   and purchased                         30,320     20,543    90,782    51,816
                                        -------    -------  --------   --------
Consumer  loans originated and purchased:
  Consumer                                1,720      2,390     6,408     7,696
  Second mortgage                         9,268      8,742    25,157    23,529
  Automobile                             17,242      4,977    33,953    20,928
  Education                                 967        938     1,715     2,008
  Total consumer loans originated       -------    -------  --------  --------
    and purchased                        29,197     17,047    67,233    54,161
                                        -------    -------  --------  --------
Total loans originated and purchased    $59,517    $37,590  $158,015  $105,977
                                        =======    =======  ========  ========

Mortgage loan originations for the third quarter of 1996 and the nine months ended September 30, 1996, increased as compared to the same periods in 1995 primarily as the result of the favorable economy in First Northern's market areas and favorable market interest rates. First Northern anticipates that the dollar amount of mortgage loan originations will decrease in the fourth quarter of 1996 as a result of normal decreased home buying as winter approaches.

First Northern sold $2.0 million of fixed interest rate mortgage loans in the third quarter of 1996 and $8.3 million in the first nine months of 1996 as compared to $3.0 million and $5.4 million for the same periods in 1995, respectively. First Northern retains all interest rate adjustable mortgage loan originations in its portfolio; whereas, most fixed interest rate mortgage loan originations are sold in the secondary market. In addition, $3.1 million of education loans were sold in the nine months ended September 30, 1996. In 1995, First Northern's management contractually committed to sell its existing education loan portfolio and to sell its ongoing education loan originations.

Consumer loan originations and purchases increased in the third quarter of 1996 as compared to the third quarter of 1995 primarily as a result of an increase in automobile loan originations in the Savings Bank's jointly owned subsidiary, FC. SFC automobile loan originations increased as a result of developing new business relationships with automobile dealers throughout the state of Wisconsin. SFC has and is actively seeking new opportunities in Northeastern Wisconsin to increase its loan production. Consumer loan originations and purchases increased for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of increased SFC loan originations and second mortgage loan originations. First Northern has actively promoted second mortgage loans by establishing a reduced introductory interest rate and increasing its direct mail and newspaper advertising.

DEPOSITS. Deposits increased $6.2 million for the first nine months of 1996 as a result of offering competitive interest rates. Deposits were acquired to fund the loan originations and overall operations.

BORROWINGS. Federal Home Loan Bank ("FHLB") borrowings increased $44.1 million in the first nine months of 1996, primarily to fund the loan originations and to purchase investment securities. First Northern will borrow monies if the borrowing interest rate is a less costly form of funding for loans and investments than acquiring deposits. At September 30, 1996, $36.4 million are fixed interest rate borrowings and $27.7 million are overnight borrowings. First Northern anticipates that it will continue to utilize borrowings throughout 1996 if it incrementally adds to the overall profitability of the Company.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance ("escrow") increased $3.9 million at September 30, 1996 as compared to December 31, 1995. The increase in escrow dollars was the result of mortgage customers accumulating escrow dollars for the payment of their real estate taxes and the increased number of mortgage loans with escrow accounts. The increase is less than previous years increases as a result of the new Housing and Urban Development ("HUD") ruling that escrowed monies must be aggregated when analyzing the proper dollar amount of escrow dollars required. This new HUD ruling effectively reduced the escrow dollars needed by mortgage loan customers.

STOCKHOLDERS' EQUITY. First Northern paid a cash dividend of $0.15 per share on August 15, 1996 to stockholders of record on August 1, 1996. This increase of $0.01 per share represents a 7.1% increase over the third quarter of 1995 cash dividend of $0.14 per share.

On March 20, 1996, First Northern approved a stock repurchase program to repurchase 228,467 shares (5% of total shares outstanding) through the open market. These repurchased shares will be used to satisfy exercises of stock options. At September 30, 1996, the entire 228,467 shares had been purchased at an average price of $15.82 per share or a total of $3.6 million and 41,562 of such shares have been issued for exercised stock options.

On October 18, 1996, First Northern approved a second stock repurchase program to purchase 219,057 shares (5% of total shares outstanding at October 18, 1996) through the open market. The repurchased shares from the second stock repurchase program will become treasury shares and are expected to be used for general operations.


ASSET QUALITY

First Northern currently classifies any loan on which a payment is 90 days or more past due as non-performing. The following table summarizes non-performing loans and assets:

                             NON-PERFORMING LOANS AND  ASSETS

                                           At September 30    At December 31
                                                 1996               1995
                                          -----------------  ----------------
                                                (Dollars in Thousands)
Non-accrual mortgage loans                       $367               $266
Non-accrual consumer loans                        147                152
                                                 ----               ----
Total  non-performing loans                       514                418
Properties subject to foreclosure                 191                113
Foreclosed properties and
  repossessed assets                               31                 23
                                                 ----               ----

Total non-performing assets                      $736               $554
                                                 ====               ====
Non-performing loans as a percent
   total loans                                    .09%               .08%
                                                  ===                ===
Non-performing  assets as a percent
   of total assets                                .12%               .10%
                                                  ===                ===

Total non-performing loans increased as of September 30, 1996 as compared to December 31, 1995. Management believes non-performing loans and assets, expressed as a percentage of total loans and assets, remain far below state and national averages. There are no accruing material loans known to management at September 30, 1996, that are expected to become non-performing or contain potential losses.

In addition, management believes that the allowances for losses on loans are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review First Northern's allowances for losses on loans and real estate owned. Such agencies may require First Northern to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.

Summary of the allowance for losses is shown below.

                                                   LOAN LOSS ALLOWANCES
                                            At and for the    At and for the
                                          Nine Months Ended     Year   Ended
                                         September 30,  1996   December 31, 1995
                                         ---------------------------------------
                                                   (Dollars in Thousands)
Mortgage  Loans:
  Balance at the beginning of the period          $1,578              $1,499
  Provisions for the period                           10                  79
  Transfer of loss reserve                          (136)
                                                  ------              ------
  Balance at the end of the period                 1,452               1,578

Consumer Loans:
  Balance at the beginning of the period           1,030                 901
  Provisions for the period                          200                 161
  Transfer of loss reserve                           136
  Charge-offs
    Consumer                                         (15)                (30)
    Automobile                                       (42)                (41)
  Recoveries
    Consumer                                           8                  21
    Automobile                                        10                  18
                                                  ------              ------
  Balance at the end of the period                 1,327               1,030
                                                  ------              ------
Total loan loss allowances at the
  end of the period                               $2,779              $2,608
                                                  ======              ======
Allowance  as a percent of total loans               .51%                .52%
                                                     ===                 ===
Allowance as a percent of non-performing loans    540.66%             623.92%
                                                  ======              ======
Allowance as a percent of total assets               .46%                .47%
                                                     ===                 ===
Allowance as a percent of non-performing assets   377.58%             470.76%
                                                  ======              ======

                              RESULTS  OF  OPERATIONS


AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are derived from average daily balances. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability. The yields and rates for the nine months ended September 30, 1996 and 1995 have been annualized.

                                      Nine Months Ended September 30
                                      1996                      1995
                            -------------------------------------------------
                                     Interest                 Interest
                             Average  Earned/ Yield/  Average  Earned/ Yield/
                             Balance   Paid    Rate   Balance   Paid    Rate
                            -------- -------- ------  -------- ------- ------
                                            (Dollars In Thousands)
Interest-earning assets (1):
  Mortgage loans            $396,767  $21,329  7.17%  $385,616  $20,083  6.94%
  Consumer loans             122,042    7,791  8.51    117,653    7,394  8.38
  Investment securities (2)   24,992    1,174  6.26     24,858    1,208  6.48
  Interest-earning deposits    1,355       54  5.31      1,148       50  5.81
  Mortgage-related
    securities (2)            10,048      491  6.52      5,321      282  7.07
                            --------  -------  ----    -------  -------  ----
  TOTAL                      555,204   30,839  7.41    534,596   29,017  7.24

Interest-bearing liabilities:
  Passbook accounts           58,696      988  2.24     61,057    1,152  2.52
  NOW and variable rate
    insured money
    market accounts          101,443    1,768  2.32     82,026    1,320  2.15
  Time deposits              292,462   12,444  5.67    291,594   11,939  5.46
  Advance payments by
    borrowers for taxes
    and insurance              5,691       96  2.25      7,020      115  2.18
  Borrowings                  41,093    1,774  5.76     37,563    1,919  6.81
                            --------  -------  ----   --------  -------  ----
  TOTAL                      499,385   17,070  4.56    479,260   16,445  4.58
                            --------  -------  ----   --------  -------  ----
Net interest-earning assets
  balance and interest
  rate spread               $ 55,819           2.85%  $ 55,336           2.66%
                            ========           ====   ========           ====
Average interest-earning
  assets, net interest
  income and net yield
  on average interest-
  earning assets            $555,204  $13,769  3.31%  $534,596  $12,572  3.14%
                            ========  =======  ====   ========  =======  ====
Average interest-earning
  assets
  to interest-bearing
  liabilities                111.2%                     111.5%
                             =====                      =====

(1) For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding.

(2) For the purpose of these computations, the available-for-sale investment securities and mortgage-related securities are presented and yields calculated based upon the historical cost basis.

                                       Year Ended December 31
                                                1995
                                   ------------------------------
                                              Interest
                                   Average     Earned/     Yield/
                                   Balance      Paid        Rate
                                   --------    --------    ------
                                        (Dollars In Thousands)
Interest-earning assets (1):
  Mortgage loans                   $386,128     $26,982     6.99%
  Consumer loans                    117,899       9,948     8.44
  Investment securities (2)          24,865       1,612     6.48
  Interest-earning deposits           1,601         100     6.25
  Mortgage-related securities  (2)    5,428         383     7.06
                                   --------     -------     ----
  TOTAL                             535,921      39,025     7.28


Interest-bearing liabilities:
  Passbook accounts                  60,367       1,498     2.48
  NOW and variable rate insured
    money market accounts            85,234       1,884     2.21
  Time deposits                     292,248      16,190     5.54
  Advance payments by borrowers
    for taxes and insurance           8,528         178     2.09
  Borrowings                         33,681       2,286     6.79
                                  ---------    --------     ----
  TOTAL                             480,058      22,036     4.59
                                  ---------    --------     ----
Net interest-earning assets
  balance and interest
  rate spread                     $  55,863                 2.69%
                                  =========                 ====
Average interest-earning
  assets, net interest income
  and net yield on average
  interest-earning assets          $535,921     $16,989     3.17%
                                   ========     =======     ====
Average interest-earning assets
  to interest-bearing liabilities   111.60%
                                    ======

(1) For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding.

(2) For the purpose of these computations, the available-for-sale investment securities and mortgage-related securities are presented and yields calculated based upon the historical cost basis.

RATE VOLUME ANALYSIS OF NET INTEREST INCOME

The interaction of changes in volume and rates earned or paid with regard to interest-earning assets and interest-bearing liabilities have a significant impact on net income between periods. The volume of interest-earning dollars in loans and investments compared to the volume of interest-bearing dollars in deposits and borrowings combined with the interest rate spread produces the changes in net interest income between periods.

The following table sets forth the relative contribution of changes in volume and effective interest rates on changes in net interest income for the periods indicated.

                                         Nine Months Ended September 30
                                                   1996 vs 1995
                                             Increase(decrease) due to:
                                       -------------------------------------
                                                  (In Thousands)
                                                             Rate/
                                        Rate     Volume     Volume     Total
                                       ------    ------     ------     -----
Interest-earning assets:
  Mortgage loans                         $647    $  580       $ 19    $1,246
  Consumer loans                          115       278          4       397
  Investment securities                   (41)        7                  (34)
  Interest-earning deposits                (4)        9         (1)        4
  Mortgage-related  securities            (22)      250        (19)      209
                                         ----    ------       ----    ------
  TOTAL                                  $695    $1,124       $  3     1,822
                                         ====    ======       ====    ------

Interest-bearing liabilities:
   Passbook accounts                    $(124)     $(45)      $  5      (164)
   NOW and variable rate
     insured money market accounts        105       318         25       448
   Time deposits                          463        41          1       505
   Advance payments by borrowers
     for taxes and insurance                4       (22)        (1)      (19)
   Borrowings                            (296)      179        (28)     (145)
                                        -----      ----       ----    ------
   TOTAL                                $ 152      $471       $  2       625
                                        =====      ====       ====    ------
Net change in net interest
  income                                                              $1,197

                                                                      ======

                                                Year Ended December 31
                                                      1995 vs 1994
                                              Increase(decrease) due to:
                                       -------------------------------------
                                                   (In Thousands)
                                                             Rate/
                                        Rate     Volume     Volume     Total
                                       ------   --------   --------   -------
Interest-earning  assets:
  Mortgage loans                       $  293    $ 1,379     $   16   $ 1,688
  Consumer loans                          518      1,301         84     1,903
  Investment securities                    21         96          1       118
  Interest-earning deposits                64        (80)       (34)      (50)
  Mortgage-related  securities              9        (51)        (1)      (43)
                                       ------    -------     ------   -------
  TOTAL                                $  905    $ 2,645     $   66     3,616
                                       ======    =======     ======   -------

Interest-bearing liabilities:
  Passbook accounts                    $  (21)   $  (218)    $    3      (236)
  NOW and variable rate
    insured money market accounts         371         96         26       493
  Time deposits                         2,353        998        186     3,537
  Advance payments by borrowers
    for taxes and insurance               (15)         7         (1)       (9)
  Borrowings                              286        841        270     1,397
                                       ------     ------     ------   -------

  TOTAL                                $2,974     $1,724     $  484     5,182
                                       ======     ======     ======   -------
Net change in net interest
  income                                                            $  (1,566)
                                                                     ========

STATEMENTS  OF  INCOME

GENERAL. The net loss for the third quarter of 1996 was the result of a one-time special Savings Association Insurance Fund ("SAIF") assessment of $1,733,000 after-tax ($2,856,000 pre-tax) or $.39 per share. 1996 third quarter net income, excluding the SAIF special assessment, would have been $1,342,000 or $.30 per share.

INTEREST INCOME. Interest income on mortgage loans increased $476,000 in the third quarter of 1996 and $1,246,000 in the first nine months of 1996 as compared to the same periods in 1995 as a result of the increased dollar amount of mortgage loans outstanding and the increased yield on the mortgage loan portfolio.

Interest income on consumer loans increased $247,000 for the three months ended September 30, 1996 and $397,000 for the nine months ended September 30, 1996 as compared to the same periods in 1995 as a result of increased dollar amount of consumer loans outstanding and the increased yield on the consumer loan portfolio (See Balance Sheet -- Loans Receivable).

Interest income on investment securities decreased $16,000 in the third quarter of 1996 and $34,000 for the nine months ended September 30, 1996 as compared to the same periods of 1995 as a result of a decrease in the yield earned on investments. As investment securities matured they were reinvested in investment securities at reduced interest rates.

Interest income on mortgage-related securities increased $92,000 in the third quarter of 1996 as compared to the third quarter of 1995 and $209,000 for the nine months ended September 30, 1996 as compared to the same period in 1995. The increase for the third quarter and first nine months of 1996 was the result of additional dollars invested in mortgage-related securities. Historically, mortgage-related securities have higher rates of return than like term U.S. Government and Agency securities.

INTEREST EXPENSE. Interest expense on deposits decreased $37,000 in the third quarter of 1996 and increased $789,000 for the first nine months of 1996 as compared to the same periods in 1995. The third quarter decrease was the result of a decrease in the cost of deposits (4.42% at June 30, 1996 versus 4.35% at September 30, 1996). The increase for the nine months ended
September 30, 1996 was the result of the $10.2 million growth in the deposit portfolio. To capture new deposits and aid in controlling the increases in the cost of deposits, First Northern continues to utilize non-traditional terms on certificates of deposits (i.e., 10 month, 14 month) and the Daily Advantage account. The Daily Advantage account s interest rate is determined weekly and consumers are allowed to make daily deposits and withdrawals.

Interest expense on borrowings increased $335,000 in the third quarter of 1996 and decreased $145,000 for the first nine months of 1996 as compared to the same periods in 1995. The third quarter of 1996 borrowing expense increased as a result of the increased dollar amount of borrowings outstanding (See Balance Sheet -- Borrowings). Borrowing interest expense decreased for the nine months as a result of the reduced cost of borrowing. In the third quarter of 1996, borrowing increased $21.5 million primarily as the result of the $26.5 million increase in the loan portfolio versus the $.7 million increase in the deposit portfolio. First Northern anticipates it will continue to borrow in the fourth quarter of 1996 to fund anticipated loan demand.

PROVISION FOR LOAN LOSSES. First Northern increased its provision for loan losses in the third quarter of 1996 and the first nine months of 1996 as a result of the growth in the loan portfolio. The loan loss allowance as of September 30, 1996 was $2,779,000 or .51% of total loans and 540.66% of non-performing loans.

Management believes that the current loan loss allowance is adequate; however, the adequacy of the loan loss allowance is reviewed as historical loan loss experience changes, the size and composition of the loan portfolio changes, changes occur in the general economy and as may otherwise be deemed necessary.

NON-INTEREST INCOME. Fees on serviced loans decreased in the third quarter of 1996 and the nine months ended September 30, 1996 as a result of reduced servicing fee percentage earned on loans sold. Servicing fees on loans sold, prior to 1995, ranges primarily between .25% to .375% however, after 1995 the servicing fees have been .25%. Therefore as the .375% servicing fee loans are replaced by loans with the .25% servicing fees, servicing fees may continue to decrease. In addition, servicing fees will be reduced by the amortization of originated mortgage servicing rights.

Deposit account service charges increased $40,000 and $66,000 in the third quarter of 1996 and for the nine months ended September 30, 1996, respectively. The increases for both periods are primarily the result of increased NOW (checking) accounts outstanding and their related fees. The Company continues to aggressively market and price checking accounts as it believes it is the product to further develop banking relationships with customers.

During the third quarter of 1996 and the nine months ended September 30, 1996, gains on the sale of loans were positively impacted by the adoption of SFAS No. 122 "Accounting for Mortgage Servicing Rights" which contributed $20,000 and $82,000, respectively, to the gains on the sale of loans.
(See Notes to Unaudited Financial Statements). First Northern sold $2.0 million and $8.3 million of mortgage loans in the third quarter of 1996 and the first nine months of 1996, respectively.

In 1995, the gain on the sale of loans was primarily the result of $10.5 million of student loans sold which produced a gain of $459,000. (See Balance Sheet--Loans Receivable)

In the second quarter of 1995, First Northern sold 5,296 shares of Federal Home Loan Mortgage Corporation ("Freddie Mac") stock resulting in a gain on the sale of securities of $318,000.

First Northern sold a branch office building in the first quarter of 1995, whose operations were combined with another First Northern branch office in 1994, for a gain on the office building sale of $149,000. The offices were combined in 1994 as a result of the Prime Federal acquisition.

Other non-interest income increased $47,000 for three months ended September 30, 1996 and $108,000 for the nine months ended September 30, 1996, as compared to the same periods in 1995 primarily as a result of brokerage income from GNFSC and interest income on life insurance policies owned by First Northern.

NON-INTEREST EXPENSE. Compensation expense increased $61,000 in the third quarter of 1996 and $248,000 for the nine months ended September 30, 1996 as a result of salary increases, additional training and accruals associated with a management incentive plan. First Northern has continued its emphasis on employee education, which will assist in improving customer service. The management incentive plan accruals are increased over 1995 as a result of improved earning performance and are dependent upon annual pre-determined core earnings goals.

On September 30, 1996, an omnibus appropriations bill was signed into law. Title II of the act, know as the Economic Growth and Regulatory Paperwork Reduction Act of 1996, provided for the recapitalization of the Savings Association Insurance Fund ("SAIF") through a one time special assessment of
65.7 basis points per $100 of assessable deposits on all SAIF insured institutions, including First Northern. First Northern's special assessment is $2,856,000, on a pre-tax basis and $1,733,000 or $.39 per share after giving effect to the tax deductibility of the assessment. Although the special assessment is to be paid by First Northern on November 27, 1996, the assessment is treated, in accordance with the provisions of the law, as a third quarter 1996 expense. Because of the recapitalization of SAIF through the one time special assessment, it is expected that the fourth quarter 1996 SAIF insurance premiums will be reduced from 1995 and the first three quarters of 1996 levels. First Northern estimates that a reduction will result in a savings of approximately $54,000 in the fourth quarter of 1996, as compared to the deposit insurance premium paid by it in the fourth quarter of 1995. First Northern estimates that SAIF premiums will be further reduced in 1997 resulting in approximately a $450,000 after-tax ($.10 per share) reduction in the insurance premiums as compared to the premiums paid by it in 1996.
(See -- Recent Federal Legislation).

Data processing expense decreased $8,000 in the third quarter of 1996 and increased $12,000 for the nine months ended September 30, 1996 as compared to the same period in 1995. The decrease in the third quarter of 1996 was the result of the initial expenses in 1995 that were associated with the implementation of a Wide Area Network ("WAN"). The increase, for the nine months ended September 30, 1996, was the result of continued expenses associated with the WAN. The WAN was installed to accommodate a new personal computer ("PC") based teller system, which will begin to be installed in the fourth quarter of 1996.

Furniture and equipment expense increased $2,000 and $14,000 for the three and nine months ended September 30, 1996, respectively, as a result of purchasing additional PC s, WAN equipment and other office equipment.

Marketing expense increased $25,000 in the third quarter of 1996 and $32,000 for the nine months ended September 30, 1996, as compared to the same periods in 1995 as a result of increased emphasis by management to advertise and market First Northern's products.

Reorganization costs in the third quarter of 1995 amounted to $108,000, a majority of which is non-tax deductible. The one-time costs were incurred in connection with First Northern s December 20, 1995, formation of a holding company (First Northern Capital Corp.).

Other expenses increased for the three and nine months ended September 30, 1996, as compared to the same periods in 1995 primarily as a result of costs associated with NOW accounts, SFC operating expenses, loan promotions and electronic fund transfer usage.

INCOME TAXES. The effective income tax rate for the first nine months of 1996 was 33.2% as compared to 37.4% for the same period in 1995. The 1996 effective income tax rate was lower than 1995 primarily as a result of the SAIF assessment.

                       LIQUIDITY AND CAPITAL  RESOURCES

LIQUIDITY

Federal regulations historically have required First Northern Savings Bank, S.A. to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows, and is currently 5% of net withdrawable deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government and agency securities and other obligations generally having remaining maturities of less than five years. First Northern Savings Bank, S.A. has historically maintained its liquidity ratio at a level in excess of that required by the OTS. First Northern Savings Bank, S.A. monthly average short-term liquidity and total liquidity ratio at September 30, 1996 was 3.00% and 6.07%, respectively, as compared to 4.62% and 6.90%, respectively, at December 31, 1995. The September 30, 1996 liquidity ratios decreased as compared to the ratios at December 31, 1995 as a result of the purchase of mortgage-related securities, which are not a part of the liquidity percentage calculation and the funding of the loan portfolio. First Northern Savings Bank, S.A. believes that its maintenance of excess liquidity, above the 5% federally required total liquidity ratio, is an appropriate strategy to aid in proper asset and liability management.

Liquidity management is both a daily and long-term responsibility of management. First Northern Savings Bank, S.A. adjusts its investments in liquid assets based upon managements' assessment of: (i)expected loan demand;
(ii) expected deposit flows; (iii) yields available on interest-earning deposits; and (iv) the objectives of its asset and liability management program. Excess liquidity is invested generally in interest-earning overnight deposits and other short-term government and agency obligations. When First Northern Savings Bank, S.A. requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB of Chicago or other sources.



                      CAPITAL RESOURCES AND REGULATORY  INFORMATION

First Northern's net worth to total assets ratio at September 30, 1996 for State of Wisconsin regulatory requirements was 11.87% or almost two times the Wisconsin minimum legal requirement of 6.00% of total assets established by the Division of Savings Institutions of the Department of Financial Institutions, which regulates First Northern. The OTS adopted capital regulations for savings institutions effective December 7, 1989. The capital rules require savings associations to meet three separate capital standards:
(i)Tangible capital equal to 1.5% of adjusted total assets; (ii) Core capital equal to 3% of adjusted total assets; and (iii) Risk-based capital equal to 8.0% of the value of risk weighted assets.

The following table illustrates the federal and state requirements and the excess regulatory capital that the Savings Bank and First Northern (as to Wisconsin capital) has over regulatory requirements.

                     TABLE OF CAPITAL (NET WORTH) REQUIREMENTS
                              (Dollars in thousands)
                               At September 30, 1996

                                   TANGIBLE   CORE    RISK-BASED  WISCONSIN
                                    CAPITAL  CAPITAL    CAPITAL    CAPITAL
                                   --------  -------  ----------  ---------
Savings Bank's regulatory capital   $67,230  $67,230     $70,009    $72,186
Required regulatory capital           9,083   18,166      29,867     36,479
                                    -------  -------     -------    -------
Excess capital                      $58,147  $49,064     $40,142    $35,707
                                    =======  =======     =======    =======
Savings Bank's regulatory ratios      11.11%   11.11%      18.75%     11.87%
Required regulatory ratios             1.50     3.00        8.00       6.00
                                      -----    -----       -----      -----
Excess capital  ratios                 9.61%    8.11%      10.75%      5.87%
                                      =====    =====       =====      =====

                          RECENT  FEDERAL  LEGISLATION

In August 1996, the Small Business Job Protection Act of 1996 was signed into law which contained a bad debt relief provision. This provision eliminates the use of Internal Revenue Code ("IRC") Section 593 reserve method of accounting for bad debts by Savings Institutions and recaptures post-1987 bad debt reserves ratably over a six-year period beginning with the 1996 taxable year. The recapture of post-1987 reserves can be delayed by a maximum of two years if an institution meets certain residential loan origination requirements. First Northern believes it meets the requirements to delay its capture of post-1987 reserves which amount to $687,000.

On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 was signed into law. Some of the major provisions of the law are as follows:

 * A one-time special assessment of 65.7 basis points per $100 of SAIF assessable deposits was imposed on such deposits held by SAIF insured institutions as of March 31, 1995. The assessment will increase the SAIF reserve ratio to the statutorily required 1.25% of insured deposits. Upon obtaining the statutorily required reserve ratio, it is anticipated that the future SAIF deposit insurance premium rates will be reduced. The special assessment to be paid by First Northern is $2,856,000 on a pre-tax basis. (See -- Non-Interest Expense)

 * Repayment of Financing Corporation ("FICO") bond obligations will, starting in 1997, be shared by Bank Insurance Fund ("BIF"), as well as SAIF, insured institutions. From 1997 through 1999, the SAIF fund will bear a greater share of FICO bond repayments but by January 1, 2000, BIF insured institutions will share the repayment obligations on an equal basis with SAIF insured institutions. This will reduce the FICO obligations that would have otherwise been borne by SAIF insured institutions such as First Northern.


 * The SAIF and BIF insurance funds will be merged on January 1, 1999, if no insured depository institution is a savings association on that date.

 * The Treasury Department is required to make a recommendation to Congress on a common charter for banks and savings associations by March 31, 1997.

 * The law also contained other miscellaneous regulatory relief provisions for financial institutions, none of which is expected to have a material impact on the operations of First Northern.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS   AND   REPORTS   ON   FORM  8-K.

        (a) Exhibits:
            See Exhibit Index following the signature page of this report, which is incorporated herein by reference.

        (b) Reports on Form 8-K:
            No Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           First Northern Capital Corp.
                                  --------------------------------------------
                                                 (Registrant)





Date:  November 12, 1996                      /S/RICK B. COLBERG
      -------------------------     -------------------------------------------
                                    Rick B. Colberg
                                    Vice President and Chief Financial Officer
                                    (Mr. Colberg is also duly authorized to
                                       sign on behalf of registrant)

                          FIRST NORTHERN CAPITAL CORP.

                                  * * * * *
                                EXHIBIT INDEX

                                     TO

                   THIRD QUARTER 1996 REPORT ON FORM 10-Q


Exhibit                                                     Filed    Sequential
Number               Description                          Herewith  Page Number
--------------------------------------------------------------------------------

 11.1      Statement regarding computation
             of per share earnings                           X

 27.1      Financial Data Schedule, which is
             submitted electronically to the
             Securities and Exchange Commission
             for information only and not filed.

                                                                   EXHIBIT 11.1


                              FIRST NORTHERN CAPITAL CORP.
                 COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

                                        THREE MONTHS         NINE MONTHS
                                    ENDED SEPTEMBER 30   ENDED SEPTEMBER 30
                                     1996       1995       1996       1995
                                   --------   --------   --------  ---------
PRIMARY:
Weighted average common shares
  outstanding during each period  4,403,625  4,539,452  4,481,639  4,514,167
Incremental shares relating to:
  Dilutive stock options
    outstanding at end of
    each period (1)                  92,408    111,439    104,870    110,874
                                  ---------  ---------   --------  ---------
                                  4,496,033  4,650,891  4,586,509  4,625,041

FULLY DILUTED:
Weighted average common shares
  outstanding during each period  4,403,625  4,539,452  4,481,639  4,514,167
Incremental shares relating to:
  Dilutive stock options
    outstanding at end of
    each period (2)                 104,968    116,478    137,644    150,438
                                  ---------  ---------  ---------  ---------

                                  4,508,593  4,655,930  4,619,283  4,664,605
                                  =========  =========  =========  =========

NET INCOME (LOSS) FOR
  EACH PERIOD                    $(390,742)  $ 966,260 $1,879,198 $3,420,883
                                ==========   ========= ========== ==========

PER COMMON SHARE AMOUNTS:

  Primary, as presented in
   the Statement of Operations      $(0.09)      $0.21      $0.41       $0.74
                                    ======       =====      =====       =====

  Fully diluted                     $(0.09)      $0.21      $0.41       $0.73
                                    ======       =====      =====      =====

Notes:
  (1)    Based on treasury stock method using average market price.
  (2) Based on treasury stock method using period end market price, if higher than average market price.