Form 10-K
period 1996-12-31
FIRST NORTHERN CAPITAL CORP
filed 1997-03-31
CIK 1002213

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.   20549

                                F O R M   1 0 - K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended     DECEMBER 31, 1996

                           Commission file number: 0-27982
                             FIRST NORTHERN CAPITAL CORP.
                (Exact name of registrant as specified in its charter)

     WISCONSIN                                       39-1830142
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

201 NORTH MONROE AVE.,  P.O. BOX 23100,  GREEN BAY, WI          54305-3100
     (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code:(414) 437-7101

         Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $1.00 PAR VALUE
                                  (Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X                 No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of February 28, 1997, 4,424,335 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $18.625 last sale price quotation on the NASDAQ National Market System as reported in the Wall Street Journal) held by non-affiliates (excludes a total of 542,546 shares reported as beneficially owned by directors and executive officers or held in the registrant's 401(k) Savings Plan; does not constitute an admission as to affiliate status) was approximately $72,298,320.

                         DOCUMENTS INCORPORATED BY REFERENCE
                              PART OF FORM 10-K INTO WHICH
     DOCUMENT                           PORTIONS OF DOCUMENT ARE INCORPORATED
Annual Report to Stockholders for
Fiscal Year Ended December 31, 1996                  Parts I and II

Proxy Statement for Annual Meeting of
Stockholders on April 30, 1997                       Part III

                           FIRST NORTHERN CAPITAL CORP.
      FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

ITEM                                                                   PAGE

                                     PART I
1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1-30
2.  Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30-31
3.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . .   31
4.  Submission of Matters to a Vote of Security Holders   . . . . . . .   31
    Executive Officers of the Registrant  . . . . . . . . . . . . . . .  31-33

                                     PART II

5.  Market for Registrant's Common Equity and
      Related Stockholders Matters  . . . . . . . . . . . . . . . . . .   33
6.  Selected Financial Data   . . . . . . . . . . . . . . . . . . . . .   33
7.  Management s Discussion and Analysis of Financial
      Conndition and Results of Operations  . . . . . . . . . . . . . .   33
8.  Financial Statements and Supplementary Data   . . . . . . . . . . .   33
9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure   . . . . . . . . . . . . .  33

                                     PART III

10. Directors and Executive Officers of the Registrant  . . . . . . . . . 33
11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . 33
12. Security Ownership of Certain Beneficial Owners and Management  . . . 33
13. Certain Relationships and Related Transactions  . . . . . . . . . . . 34

                                      PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K   . . 34
    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

                                  PART I.
ITEM 1.  BUSINESS

OVERVIEW.    First  Northern  Capital  Corp.  (the  "Company" or "First
Northern"), a unitary savings and loan holding company, was incorporated in Wisconsin in 1995 for the purpose of owning all of the outstanding stock of First Northern Savings Bank, S.A. (the "Savings Bank"), a Wisconsin chartered capital stock savings and loan association, which reorganized into the holding company structure effective December 20, 1995 (the
"Reorganization").   At that date, each outstanding share of the Savings
Bank's common stock was converted into one share of the Company's common stock. Consequently, the former holders of all the outstanding stock of the Savings Bank acquired the same proportionate ownership interest in First
Northern as they had held in the  Savings  Bank.   The consolidated
capitalization, assets, liabilities, income and other financial data of First Northern immediately following the Reorganization were substantially the same as those of the Savings Bank immediately prior to consummation of the Reorganization. The Reorganization was effected to provide greater flexibility in meeting the Company's future financial and competitive needs. All data presented in this Report for dates and periods prior to December 20, 1995 relates to the Savings Bank. All references herein to First Northern or the Company for any date or period prior to consummation of the Reorganization shall be deemed to refer to the Savings Bank.

     The Savings Bank is the only direct subsidiary of the Company and its operations are the primary contributor to the Company's earnings and expenses. The Savings Bank's business consists primarily of attracting deposits from the general public and originating loans throughout its Northeastern Wisconsin branch network. Great Northern Financial Services Corporation ("GNFSC") (formally known as Great Northern Development Corporation), a wholly-owned subsidiary of the Savings Bank, offers full brokerage services to the public, including the sale of tax deferred annuities and mutual funds, and sells credit life and disability insurance. Another wholly-owned subsidiary, First Northern Investments, Inc. ("FNII"), manages a majority of the Savings Bank's investments. The Savings Bank's 50% owned subsidiary, Savings Financial Corporation ("SFC"), originates, services and sells automobile loans to its parent corporations.

     First Northern is based in Green Bay, Wisconsin and conducts its business from 20 offices located in a contiguous, eight-county (Brown, Marinette, Manitowoc, Door, Shawano, Outagamie, Waupaca, and Calumet) area in Northeastern Wisconsin.

     The statistical disclosures and other information in this Item 1 concerning First Northern's operations and financial condition should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (which includes additional statistical information) and the Consolidated Financial Statements and Notes thereto incorporated by reference in Items 7 and 8 hereof, respectively.

     On September 18, 1992, First Northern effected a 2-for-1 stock split in the form of a 100% stock dividend. Unless otherwise indicated, all shares and per share information reflect the stock split.

CAUTIONARY  FACTORS.    The Form 10-K and Annual Report contains various
forward-looking statements concerning the Company s prospects that are based on the current expectations and beliefs of Management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products;
demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Savings Bank s loan and investment portfolios and the investment portfolio of FNII.

THE GENERAL THRIFT INDUSTRY. The operations of First Northern and the Savings Bank, as well as other savings associations and other financial institutions, are significantly influenced by general economic conditions, by the related monetary, tax and fiscal policies of the federal government and by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and in the case of First Northern and the Savings Bank, the Wisconsin Department of Financial Institutions---Division of Savings Institutions ("WDFI-Administrator") (formerly the "Wisconsin Commissioner of Savings and Loan). First Northern's results of operations are also affected by accounting principles and regulations adopted by the Financial Accounting Standards Board ("FASB") and other organizations. Deposit flows and costs of funds are influenced by interest rates on competing investments, general market rates of interest, the level of personal savings and the public perception of the financial strength of the industry. Lending activities are affected by the demand for mortgage financing and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and market forces acting upon the supply of housing and the availability of funds.

RECAPITALIZATION OF SAIF. As anticipated, the Savings Association Insurance Fund ( SAIF ) of the FDIC was recapitalized during 1996 by a one-time special assessment imposed on all SAIF members. The $2,856,000 assessment paid by First Northern had a significant impact on its 1996 financial results. However, the effect of the recapitalization is a significant reduction in federal deposit insurance premiums for SAIF-insured institutions on an ongoing basis. See Management s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 hereof.

ACQUISITIONS. On April 28, 1994, Prime Federal Bank, FSB ("Prime Federal") merged with and into the Savings Bank. As a part of the business combination, the Savings Bank exchanged 2.8275 shares of its common stock for each share of Prime Federal common stock outstanding, resulting in the issuance of 1,243,000 shares of the Savings Bank's common stock. The transaction was accounted for as a pooling of interests; consequently, financial data for years prior to 1994 have been restated to include the operating results of Prime Federal.

    On June 12, 1992, the Savings Bank completed its acquisition of New London Savings and Loan Association ("New London"). As part of the transaction, New London converted from a Wisconsin chartered mutual savings and loan association to a Wisconsin chartered stock savings institution and simultaneously merged with and into the Savings Bank. The Savings Bank issued 679,584 shares of its common stock to certain members of New London, other eligible subscribers, and the general public for approximately $6.1 million of additional capital.

MARKET  AREA  AND  COMPETITION.   First Northern's primary market area is an
eight county area in Northeastern Wisconsin which surrounds Green Bay, the third largest city in Wisconsin. First Northern operates 20 offices located in 15 cities in this area. These counties and cities are serviced by four Green Bay area television stations and are included in the circulation of a Green Bay newspaper.

    Financial organizations, such as First Northern, experience intense competition in both attracting and retaining deposits and in making real estate and consumer loans. First Northern's management believes that its share of the deposit and mortgage lending markets in its primary market area is approximately 10% and 10%, respectively. Most direct competition for deposits has come from savings and loan associations, commercial banks, credit unions, stock brokerage firms and money market mutual funds. In addition to offering competitive types of accounts and interest rates, the principal methods used by First Northern to attract deposits include the offering of a variety of services, and convenient business hours and branch locations, with inter-branch deposit and withdrawal privileges at each location. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers.

     The primary factors in competing for loans are interest rates and interest rate adjustment provisions, loan fees and the quality of service to borrowers.

     The Wisconsin Statutes governing savings associations and their holding companies provide for regional reciprocal interstate banking which permits additional competitors to enter First Northern's primary market and may tend to create further concentration in the financial services industry. Under Wisconsin law, Wisconsin chartered savings institutions may open branches in Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri and Ohio, provided that reciprocal legislation is adopted in such states
(the "Regional States"). Currently, all but Missouri have adopted reciprocal legislation. A Wisconsin based savings and loan holding company is able to acquire a savings institution or holding company in any of the Regional States and such a holding company located in a Regional State is able to make similar acquisitions in Wisconsin. In addition, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which allows bank holding companies that are adequately capitalized and adequately managed to acquire banks anywhere in the nation regardless of whether the acquisition is prohibited under state law, is also expected to create further competition and concentration in the financial services industry.

LENDING ACTIVITIES. First Northern has traditionally concentrated on originations of adjustable and fixed interest rate one- to four-family mortgage loans and consumer loans. First Northern also originates five or more family residential, commercial real estate and short-term construction mortgage loans. Adjustable interest rate mortgage loans are originated for First Northern's portfolio while fixed interest rate mortgage loans, particularly those with terms greater than 15 years, are primarily originated for sale in the secondary mortgage market. At December 31, 1996, approximately 90% of First Northern's mortgage loan portfolio was interest rate adjustable.

    To aid in matching maturities of its assets and liabilities, First Northern originates second mortgage loans, automobile, boat, recreational vehicle and other types of consumer loans. These loans are generally of shorter maturities than first mortgage loans and are originated at both adjustable or fixed interest rates.

     First Northern lends primarily in its eight county market area in Northeastern Wisconsin. At December 31, 1996, approximately 99.0% of the total dollar amount of First Northern s mortgage loans outstanding were on properties located in Wisconsin with the other 1.0% representing properties located primarily in other Midwestern states.

     First Northern's loan portfolio of $563.9 million before deductions at December 31, 1996 was 91.6% by dollar volume of its total assets. As of that date, approximately 69.6% by dollar volume of the loan portfolio consisted of conventional first mortgage loans secured by one- to four-family residences, with an additional 24.4% by dollar volume in consumer loans, 3.6% by dollar volume in multi-family (more than four) residential properties, 2.1% by dollar volume in commercial real estate properties and .3% in other properties.

LOAN INTEREST RATES AND TERMS. Interest rates charged on First Northern's loans are affected primarily by the demand for such loans and the supply and cost of money available for lending purposes. These factors are in turn affected by general economic conditions and such other forces as monetary policies of the federal government, including the Federal Reserve Board, the general supply of money, tax policies and governmental budgetary matters. Certain lending activities of Wisconsin chartered savings associations are subject to Wisconsin usury laws.

    The maturities and average periods that loans actually remain outstanding, together with the variability of loan interest provisions, in each case as compared with the corresponding factors for loan funding sources, are the key determinants of a lender's exposure to interest rate risk. First Northern estimates that the average range of time mortgage loans are outstanding is approximately six to ten years. Loan sales may also be used as a means of reducing interest rate risk. First Northern's general policy, which is subject to review by management as a result of changing market and economic conditions, and other factors, is to retain all adjustable interest rate mortgage loans in its portfolio and to keep up to approximately 20% of the mortgage portfolio in fixed interest rate mortgage loans. First Northern estimates that generally not more than 5% of the total mortgage portfolio
will be in 30 year fixed interest rate mortgage  loans.   This policy is part
of First Northern's asset/liability management strategy. Prior to mid-1993, it was First Northern's practice when selling its mortgage loans through the secondary market to retain 5% ownership and the loan servicing. In mid-1993, First Northern began to sell mortgage loans on a whole loan (100%) basis while retaining the loan servicing. First Northern adjusted its method of selling mortgage loans to conform more closely with national standards for loan sales.

    Mortgage loans made by First Northern generally are long-term loans, amortized on a monthly basis with principal and interest due each month. Borrowers have the option to prepay loans, in whole or in part, subject to a possible prepayment penalty, which on loans originated prior to November 1, 1981, is 90 days interest on the amount by which aggregate principal prepayments for a 12-month period exceed 20% of the original amount of the loan. If the loan was originated after November 1, 1981, and the rate of interest is not based on fluctuations in an index, the penalty is 60 days interest on the amount by which aggregate principal prepayments for a 12-month period exceed 20% of the original amount of the loan if the prepayment occurs within five years of the date of the loan. Adjustable interest rate loans tied to fluctuations in an index do not include a prepayment penalty. Market conditions and competition determine when a prepayment penalty is placed in the mortgage instrument. Since 1988, First Northern has not included a prepayment penalty on one- to four-family owner-occupied mortgage loans. Although the original contractual loan payment period for mortgage loans normally ranges from 15 to 30 years, First Northern's experience has been that, because of prepayments in connection with refinancing and sales of property, mortgage loans typically remain outstanding for a substantially shorter period.

    Management of First Northern is committed to matching the maturities of assets and liabilities. In furtherance of this goal, management's policy is to emphasize the origination of consumer loans and other loans having short maturities, such as three to six years, and mortgage loans which are interest rate adjustable or are eligible for sale in the secondary market. At December 31, 1996, consumer loans (second mortgage, automobile and other consumer loans) outstanding totaled $137.7 million. Consumer loan originations and purchases for the year ended December 31, 1996 were $88.3 million, of which $25.0 million or 28.3% were interest rate adjustable. In 1995, First Northern adjusted its consumer loan origination policy (except for second mortgages which are originated with an adjustable or fixed interest rate) to originate all consumer loans as fixed interest rate rather than a combination
of fixed and adjustable interest rate consumer  loans.    This  adjustment
in policy was adopted to foster growth in income from consumer loans. Consumer loan originations and purchases in 1995 were $68.3 million, of which $30.3 million or 44.3% were interest rate adjustable, and in 1994 were $79.6 million, of which $24.5 million or 30.8% were interest rate adjustable. Such loan originations in 1993 were $57.6 million, of which $17.1 million or 29.7% were interest rate adjustable.

     First lien residential mortgage loans originated after November 1, 1981 do not have a usury interest rate limitation in Wisconsin. Since February 1985, First Northern has originated mortgage loans using contracts which contain interest rate adjustment clauses allowing a lifetime interest rate adjustment of between 5% to 8% over the original contract interest rate on all residential mortgage loans and subject to annual interest rate adjustment caps of up to 2%. First Northern's ability to successfully market such loans depends on, among other things, prevailing interest rates, the volatility of interest rates and the public's acceptance of adjustable interest rate mortgage loans. First Northern has generally fixed the interest rate for the first one, two, three or five years of the loan term. First Northern also maintains a policy of including a "due on sale" clause in its mortgage loans. This clause generally gives First Northern the right, subject to certain restrictions, to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage without first either obtaining First Northern's consent or repaying the loan.

LOAN ORIGINATIONS. First Northern has general authority to lend anywhere in the United States; however, it has chosen to concentrate its mortgage origination activities in Northeastern Wisconsin with primary emphasis in the counties served by its offices. As of December 31, 1996, First Northern had only 110 loans secured by out of state properties, representing $4.0 million or 1.0% of the total dollars in its mortgage loan portfolio. First Northern's mortgage lending is subject to written, non-discriminatory underwriting guidelines and to loan origination procedures prescribed annually by First Northern's Board of Directors. Property appraisals independent appraisers, in accordance with First Northern's appraisal policy, are required. Additionally, all appraisals must establish the adequacy of the proposed security and meet Federal Home Loan Mortgage Corporation and Federal National Mortgage Association guidelines. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and employment and income confirmations. Loans are reviewed and approved as directed by the underwriting guidelines established by the Board of Directors.

     At December 31, 1996, First Northern serviced for others $121.0 million of whole loans and participation interests in mortgage loans. In addition, as of December 31, 1996, First Northern had approximately $41.6 million of 15 and 30 year fixed interest rate mortgages in its mortgage investment portfolio. See "Loan Interest Rates and Terms" above. In 1996, 1995 and 1994, First Northern sold $11.1, $11.6 and $18.2 million, respectively of 15 and 30 year fixed interest rate mortgage loans to the secondary market in accordance with First Northern's asset and liability management policy. First Northern also originates mortgage loans for the Wisconsin Department of Veterans Affairs ("WDVA") and the Wisconsin Housing and Economic Development Authority ("WHEDA"), which result in additional origination fees and servicing income. First Northern does not currently originate a significant amount of Federal Housing Administration ("FHA") insured or Veterans Administration ("VA") partially guaranteed loans.

     In addition to traditional mortgage lending activities, First Northern has participated in various State and local special loan programs. Many of these programs are designed specifically to make home ownership more available to qualified low/moderate income families. Through the FHLB of Chicago's Affordable Housing Program, First Northern has obtained funding for down payment and closing cost assistance to assist low income first-time home buyers.

      First Northern requires borrowers to obtain title insurance or abstracts of title, depending on the type of mortgage product, on first mortgage real estate loans. Home equity loan borrowers are required to obtain a title search before and after the loan is originated to assure First Northern that
the loan has been properly  recorded  and  secured.    Borrowers  also  must
obtain hazard insurance prior to closing and, when required by the Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which First Northern makes disbursements for items such as real estate taxes and private mortgage insurance premiums as they become due. First Northern is required by Wisconsin law to pay interest on mortgage escrow accounts where the loan was originated after January 31, 1983 and is secured by one- to four-family, owner-occupied residences. The interest rate is based on the annual average of passbook interest rates paid by all Wisconsin financial institutions (2.91% for 1996). Currently, approximately 80% of the escrow dollars are interest bearing. The interest rate paid on escrow dollars is adjusted annually. The interest rate to be paid on qualified mortgage escrow dollars in 1997 is 2.83%.

    Regulations of the WDFI-Administrator also limit the amount which First Northern may lend up to specific percentages of the value of the real property securing the loan (referred to as "loan-to-value" ratios), as determined by an appraisal at the time the loan is originated. A loan secured by a first lien mortgage may not exceed 90% of the appraised value of the real estate security unless, among other things, the portion exceeding that percentage is insured or guaranteed by a mortgage insurance company against losses resulting from borrower default or the loan is guaranteed by a federal or state agency. First Northern's policy is to not make loans in excess of 80% of the lower of the appraised value or the purchase price unless the excess is insured by private mortgage insurance or the loan is guaranteed by a federal or state agency. Real estate loans secured by other than a first lien must also conform generally to First Northern's policy of limiting loans to 80% of value. All mortgage loan applications are reviewed by First Northern's corporate underwriting staff to ensure compliance with its uniform loan underwriting guidelines. The federal agencies regulating First Northern have also established real estate lending standards, that, among other things, create loan-to-value ratios for various real estate loan categories. First Northern's current underwriting standards, as stated above, conform with these real estate lending standards.


LOAN  PORTFOLIO  COMPOSITION.    The  following  table  sets  forth  the
composition of First Northern's loan portfolio (excluding loans held for sale) by type of security at the dates indicated. The table does not reflect loans sold and serviced for others. First Northern continues to service these loans.

                                                 YEAR ENDED DECEMBER 31
                                    1996               1995             1994            1993             1992
                             -----------------   ----------------  ----------------  ---------------  ----------------
                                                 (DOLLARS IN THOUSANDS)

Mortgage loans:
  One to four family
    residential               $376,189  66.72%   $352,449   69.08% $350,291  69.54% $304,891  70.14% $306,139   73.84%
  Five or more family
    residential                20,154   3.57      17,591    3.45    18,478   3.67    20,162   4.64    18,895    4.56
  Commercial real estate         9,975   1.77      10,028    1.97     9,501   1.89    10,280   2.37     9,801    2.36
  Construction-residential      16,306   2.89      10,782    2.11     6,916   1.38    10,443   2.40     4,125    0.99
  Construction-commercial        1,701   0.30       1,225    0.24     1,533   0.30     1,044   0.24       204    0.05
  Other                          1,900   0.34       1,788    0.35     1,533   0.30     1,044   0.24     1,165    0.28
                              -------- ------    --------  ------  --------  -----   -------- ------  --------  ------
    Total mortgage loans       426,225  75.59     393,863   77.20   388,252  77.08   347,864  80.03   340,329   82.08

Consumer loans:
  Consumer                      18,179   3.22      20,307    3.98    21,756   4.32    22,241   5.12    21,539    5.20
  Second mortgage               59,148  10.49      46,528    9.12    29,454   5.85    22,853   5.26    19,950    4.81
  Automobile                    60,339  10.70      49,504    9.70    53,527  10.63    33,102   7.62    25,661    6.19
  Education                       -                  -               10,677   2.12     8,583   1.97     7,127    1.72
                             --------- ------   ---------  ------  --------  -----   -------- ------  --------  ------
    Total consumer loans      137,666  24.41     116,339   22.80   115,414  22.92    86,779  19.97    74,277   17.92
                             --------- ------   ---------  ------  --------  -----   -------- ------  --------  ------
      Gross total loans        563,891 100.00%    510,202  100.00%  503,666 100.00%  434,643 100.00%  414,606  100.00%
                                       ======              ======           ======            ======            ======
  Less:
    Undisbursed loan proceeds   5,942              6,071             3,146            7,056            6,361
    Allowance for losses        2,937              2,608             2,400            2,306            1,856
    Unearned loan fees          1,017                988             1,059            1,047            1,217
                             --------            --------          --------          --------        ---------
    Net loans receivable     $553,995           $500,535          $497,061         $424,234         $405,172
                             ========           ========          ========          ========         ========

CONTRACTUAL MATURITIES OF LOANS. The following table presents information as of December 31,1996 regarding loan maturities and contractual principal repayments by categories of loans during the periods indicated. Loans with adjustable interest rates are shown as maturing in the year of their contractual maturity.

                                PRINCIPAL REPAYMENTS CONTRACTUALLY DUE IN YEAR(S) ENDED DECEMBER 31
                    ---------------------------------------------------------------------------------------------
                                                          2000-       2002-        2006-      AFTER
                      1997        1998        1999        2001        2005         2010        2010       TOTAL
                    ---------   --------    --------    --------    --------     --------    --------    --------
                                                      (In Thousands)
Loans:
 Mortgage           $  2,641    $  1,693    $  4,406     $10,944     $44,158    $  94,341    $250,036    $408,218
 Mortgage
  construction (1)     2,660       1,051          99                     302          903      12,992      18,007
 Consumer loans       21,864      20,943      19,280      30,380      37,005        8,104          90     137,666
                     -------     -------     --------    --------    --------     --------    -------    --------
Total                $27,165     $23,687     $23,785     $41,324     $81,464     $103,347    $263,118    $563,891
                    ========    ========    ========    ========    ========    ========    =========   =========
-------------

(1) First Northern's mortgage construction loans are originated for either the construction phase or the combined construction and full amortization term of the loan.

     Of the $536.7 million of loans contractually due after December 31, 1997, approximately $105.3 million have fixed interest rates and approximately $431.4 million have adjustable interest rates.

     Contractual maturities of loans do not reflect the actual life of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments. The average life of mortgage loans tends to increase, however, when current mortgage market interest rates exceed interest rates on existing mortgages and decrease when mortgage interest rates decline.

MORTGAGE AND CONSUMER LOANS. The following table sets forth activity (for First Northern's investment and held for sale loan portfolios) for the periods indicated.

                                                               YEAR ENDED DECEMBER 31
                                        -----------------------------------------------------------
                                            1996         1995        1994        1993         1992
                                        ---------    ---------    --------    --------    ---------
                                                               (In Thousands)
Mortgage loans originated
  and purchased:
  Construction                          $  26,596     $ 17,316      $18,706    $ 17,659     $ 16,117
  Loans on existing property               49,017       37,491       51,652      39,340       43,834
  Refinancing (1)                          24,928       10,802       21,703      67,193       63,101
  Other                                     2,668        2,560        1,316       3,574          839
                                        ---------    --------      -------    --------     --------
    Total mortgage loans originated
      and purchased                       103,209       68,169       93,377     127,766      123,891

Consumer loans originated
  and purchased:
  Consumer                                 15,292        8,773       11,150       9,144       15,231
  Second mortgage                          24,871       30,474       25,340      22,385       14,830
  Automobile                               45,722       26,109       39,842      23,713       24,465
  Education                                 2,382        2,895        3,290       2,325        1,710
                                        ---------     --------      -------    --------     --------
    Total consumer loans originated
      and purchased                        88,267       68,251       79,622      57,567       56,236
                                        ---------     --------      -------    --------     --------
Mortgage loans sold                       (11,065)     (11,583)     (18,174)    (68,576)     (57,621)

Education loans sold                       (3,187)     (10,489)

Loan repayments
  and other credits                       (123,535)    (107,812)     (85,802)    (96,720)    (131,648)
                                         ---------     --------      -------    --------     --------
Net increase(decrease)                   $  53,689   $    6,536      $69,023    $ 20,037    $  (9,142)
                                        ==========   ==========      =======    ========    =========

-----------------------

(1) Refinancing mortgage loans are stated as net new dollars. Net new dollars are the additional dollars that were disbursed above an existing loan balance for the same borrower and property. Gross refinanced dollars for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, were $10.6 million, $15.1 million, $33.1 million,
       $127.1 million, and $102.8 million, respectively.


       First Northern is permitted to make secured and unsecured consumer loans including automobile, recreational vehicle, marine and other consumer loans, home equity, property improvement, manufactured housing,
education  and  deposit  account  loans.   At December 31, 1996, consumer loans
represented 24.4% of total loans.

LOAN FEE INCOME. A borrower on a one- to four-family owner-occupied residence may be charged a loan origination fee of up to 1 1/2% of the loan amount, with the actual amount being dependent upon, among other things, market conditions at the time of origination. These fees are in addition to appraisal and other fees paid by the borrower to First Northern at the time of application. Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amounts amortized as an adjustment to the related loan's yield. First Northern is amortizing these amounts using the level-yield method, adjusted for prepayments, over the contractual life of the related loans.

USURY LIMITATION AND INTEREST RATE ADJUSTMENT PROVISIONS. On November 1, 1981, Wisconsin enacted a comprehensive revision to its usury statutes. This legislation deregulated interest rates on mortgage loans. With respect to any loan secured by a real estate mortgage and made, refinanced, renewed, extended or modified after that date, maximum interest rates were eliminated. Consumer loans of $25,000 or less are generally subject to the Wisconsin Consumer Act which establishes disclosure requirements for interest rates and finance charges and, for transactions entered into before November 1, 1984, limits the maximum finance charges are limited to a maximum annual percentage rate of the greater of 18% per annum or 6% over the average monthly auction rate for 6 month Treasury bills.

     Mortgage lenders have historically had authority under Wisconsin law to include interest adjustment clauses in loan contracts. Before June 12, 1976, the only limit on interest adjustment increases was the general usury ceiling. However, as of that date, Wisconsin law began to distinguish between two kinds of interest adjustment clauses in connection with loans on owner-occupied one- to four- family residential property: (1) those that tie interest adjustments to fluctuations in an approved index ("indexed" interest adjustment provisions); and (2) those that do not ("unindexed" interest adjustment provisions). Subject to certain statutory restrictions, interest adjustments under an unindexed interest adjustment provision are solely at the option of the lender.

    Under Wisconsin law, unindexed adjustable rate provisions contained in first lien mortgage loans made on one- to four-family owner occupied dwellings may: (1) permit rate increases to be made as often as once every 6 months, upon 30 days' written notice, and in increments of up to 1% each; and
(2) enable a lender that has waived a permitted interest rate increase to subsequently increase the interest rate to the level that would have been in effect had the opportunity for an increase not been waived.

     Mortgages that are subject to indexed interest adjustment provisions are treated in substantially the same way under Wisconsin law. However, instead of increases or decreases occurring solely at the discretion of the lender, rates may be increased, and must be decreased, in accordance with changes in the approved index. Unlike its unindexed adjustable rate counterpart, adjustments made under an indexed adjustable rate provision governed by the 1981 law may be made at intervals more frequent than 6 months.

     Borrowers may prepay their loan without penalty during the 30 days following notice of a rate increase, or at any time after 5 years from the date of the loan.

     First Northern has used both an unindexed and an indexed adjustable interest rate mortgage. With both types of adjustable rate forms, First Northern has generally fixed the interest rate for the first one, two, three or five years of the loan term. The unindexed adjustable interest rate loans also provide for a maximum interest rate adjustment of 1% during each 12 month period thereafter. The indexed adjustable rate loan provides for a maximum interest rate adjustment of the lesser of the index or 1% to 2% depending on origination date of the loan, during each 12 month period. Since February 1985, First Northern has originated mortgage loans using contracts which contain interest rate adjustment clauses allowing a lifetime interest rate adjustment of between 5% and 8% over the original contract interest rate on all residential mortgage loans.

     Loans made for a business purpose, when secured by commercial real estate, or made to a corporate borrower and originated, renewed or refinanced on or after November 1, 1981, are not subject to any interest rate or contract provision limitations. The terms of such loans are dependent on market conditions and negotiation between lenders and borrowers.

      First Northern has been able to exercise its escalation rights under the interest rate escalation clauses on its mortgage loan portfolio. The use of the escalation clause gives First Northern greater control over its income due to its ability to increase interest yields on its mortgage portfolio. See "Loan Interest Rates and Terms" above.

CLASSIFIED  ASSETS  AND  DELINQUENCIES.   When a mortgage borrower fails to
make a required payment on a loan, First Northern attempts to have the deficiency cured by contacting the borrower. Contacts are made after a payment is more than 30 days past due and, in most cases, deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through First Northern's normal collection procedures, First Northern will institute measures to remedy the default, including commencing a foreclosure action or accepting a voluntary deed of the secured property in lieu of foreclosure from the mortgagor. If a foreclosure action is instituted and the loan is not reinstated, paid in full, or refinanced, the property is sold at a judicial sale at which, in most instances, First Northern is the buyer. First Northern is permitted to finance sales of foreclosed properties by "loans to facilitate," which may involve terms more favorable than generally would be granted under First Northern's underwriting guidelines. As of December 31, 1996, 1995, 1994, 1993 and 1992 these loans amounted to $442,465, $546,071, $591,000, $655,000 and $743,000, respectively.

    Under Wisconsin law, a mortgagor is afforded a period of time, subsequent to the entry of judgment and prior to judicial sale, within which to redeem the equity in the property ("equity right of redemption"). The length of the equity right of redemption varies depending on the form of foreclosure proceedings selected by the lender, the type and condition of the real estate security and other factors. The majority of First Northern's residential foreclosures follow a form which provides a 6 month equity right of redemption and a waiver of any deficiency judgment against the borrower. Use of this process takes approximately 8-12 months from commencement of the action to judicial confirmation of the sale.

     The OTS has established a required classification system for all assets. Under the regulation, all assets are classified as "standard," "substandard," "doubtful," or "loss." Assets classified as loss are required to be charged-off. Assets classified as doubtful or substandard do not require a write-off of the amounts so classified but may necessitate additions to the general allowances for losses. An institution's determination as to the classification of its assets and the amount of valuation allowances are subject to review by the District Director of the OTS or the FDIC, who could order the establishment of additional loan loss allowances.

      The following table identifies the dollar amount of loans that are classified as substandard, doubtful or loss as of the dates indicated.

                                     AS OF DECEMBER 31
                          ------------------------------------------
                            1996            1995               1994
                          ------           ------            -------
                                        (In Thousands)
Substandard                 $905              $518              $624
Doubtful                      21                13                37
Loss                           9                                   6
                           -----             -----             -----
Total Classified Assets     $935              $531              $667
                           =====             =====             =====

                                                                        9

    The increase in the amount of substandard assets in 1996 was the result of an increase in overall delinquencies. The 1995 level of Total Classified Assets was at an historically low level.

ALLOWANCES FOR LOSSES. Allowances for losses on loans, real estate, and repossessed assets are based on Management's evaluation of various factors including, but not limited to, general economic conditions, loan portfolio composition, prior loss experience, estimated sales price, regulatory environment and holding and selling costs.

    While First Northern has a low level of non-performing assets and low historical charge-off experience, the inherent credit risk within the portfolio (primarily relating to the automobile loan portfolio) has increased. It is this increase which primarily resulted in the increase in the loan loss allowance.

     At December 31, 1992, First Northern's automobile loan portfolio was $25.7 million as compared to $60.3 million at December 31, 1996. This increase of $34.6 million represents a 134.6% growth in the automobile loan portfolio while the allowance for all losses increased from $1.9 million to $2.9 million or an increase of 52.6%.

     Management believes that the allowances for losses on loans, real estate, and repossessed assets are adequate. While Management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions or regulatory requirements.


     All of First Northern's loans are domestic. A summary of the allowance for losses is shown below.

                                                    FOR THE YEAR ENDED DECEMBER 31
                                    --------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                    ----------   ----------   ----------   ----------   ----------
                                                       (Dollars in Thousands)
Mortgage loans:
  Balance, beginning of year            $1,578       $1,499       $1,426       $1,151       $1,130
  Provisions, charged to provision
    for loan losses                         10           79                       292          197
  Charge-offs:
    1 to 4 family residential                                        (20)         (44)        (176)
  Recoveries:
    1 to 4 family residential                                         24            7
    Commercial real estate                    1                                    20
    Transfer of loss reserve               (136)
    Adjustment to conform pooled
      companies' fiscal year ends                                     69
                                         ------      -------       ------      ------
Balance, end of year                     $1,453       $1,578       $1,499       $1,426       $1,151
                                         ======      =======       ======      =======      =======

Consumer loans:
  Balance, beginning of year             $1,030       $  901       $  880       $  705       $  407
  Provisions, charged to provision
    for loan losses                         360          161          145          247          341
  Charge-offs:
    Consumer                                (23)         (30)         (59)         (46)         (52)
    Automobile                              (43)         (41)         (68)         (35)          (2)
  Recoveries:
    Consumer                                 11           21            5            6           11
    Automobile                               13           18           16            3
  Transfer of loss reserve                  136
  Adjustment to conform pooled
    companies' fiscal year ends                                       (18)
                                        -------      -------       ------       ------       ------
  Balance, end of year                   $1,484       $1,030       $  901       $  880       $  705
                                         ======      =======       ======      =======      =======

Foreclosed properties &
repossessed assets:
  Balance, beginning of year              $   1          $ 1          $ 1       $   67       $   54
  Provisions, charged to
    non-interest expense                     13                                     13           32
  Charge-offs:
    1 to 4 family residential               (14)                                   (79)         (19)
                                         ------      -------       ------      -------      -------
  Balance, end of year                   $  -            $ 1          $ 1       $    1       $   67
                                         ======      =======       ======      =======      =======

  Total charge-offs
    to average loans outstanding           0.01%        0.01%         0.02%        0.04%       0.06%
                                           ====         ====          ====          ====        ====
  Net charge-offs to average
    loans outstanding                      0.01%        0.01%         0.02%        0.02%       0.05%
                                           ====         ====          ====         ====        ====

    Interest income on loans is accrued and credited to operations based on the principal amount outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest and/or when, in the opinion of management, full collection is unlikely. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the loan is in the process of collection and the value of collateral is sufficient to cover the principal balance and accrued interest. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

    The following tables show the Company's total allowance for loan losses and the allocation to the various categories of loans held for investment at the dates indicated.

                                                AT DECEMBER 31, 1996
                                       --------------------------------------
                                                                   % OF
                                                                  LOANS IN
                                                  ALLOWANCE       CATEGORY
                                                   AS A % OF      TO TOTAL
                                                   LOANS IN      OUTSTANDING
                                        AMOUNT    CATEGORY(1)      LOANS(1)
                                       --------  -------------  -------------
                                               (DOLLARS IN THOUSANDS)

Breakdown of allowance
  Mortgage loans:
    One- to four-family residential      $1,180           0.31%        66.72%
    Five or more family residential         121           0.60          3.57
    Commercial real estate                  114           1.14          1.77
    Construction                                                        3.19
    Other                                    18           0.95          0.34
    Classified mortgage loans                20           3.00
                                         ------         ------        ------
      Total mortgage loans                1,453           0.34         75.59

  Consumer loans:
    Consumer                                 83           0.46          3.22
    Second mortgage                         211           0.36         10.49
    Automobile                            1,172           1.94         10.70
    Education
    Classified consumer loans                18           2.00
                                         ------         ------        ------
      Total consumer loans                1,484           1.08         24.41
                                         ------         ------        ------

  Total allowance for loans              $2,937           0.52%       100.00%
                                         ======           ====        ======


------------------------
                 (1)   Percentages are calculated on gross loan balances.

                                                  AT DECEMBER 31, 1995
                                      -------------------------------------
                                                                   % OF
                                                                 LOANS IN
                                                 ALLOWANCE       CATEGORY
                                                 AS A % OF       TO TOTAL
                                                  LOANS IN     OUTSTANDING
                                       AMOUNT    CATEGORY(1)     LOANS(1)
                                      --------  ------------  -------------
                                                (DOLLARS IN THOUSANDS)
Breakdown of allowance
Mortgage loans:
  One- to four-family residential       $1,359         0.39%         69.08%
  Five or more family residential           98         0.56           3.45
  Commercial real estate                    97         0.97           1.97
  Construction                                                        2.35
  Other                                     16         0.89           0.35
  Classified mortgage loans                  8         2.05
                                        ------        -----        -------
    Total mortgage loans                 1,578         0.40          77.20

Consumer loans:
  Consumer                                  79         0.39           3.98
  Second mortgage                          137         0.29           9.12
  Automobile                               811         1.64           9.70
  Education
  Classified consumer loans                  3         2.00
                                        ------        -----        -------

    Total consumer loans                 1,030         0.89          22.80
                                        ------        -----        -------
Total allowance for loans               $2,608         0.51%        100.00%
                                        ======         ====        =======

-----------------------
(1)   Percentages are calculated on gross loan balances.

                                                  At December 31, 1994
                                        -------------------------------------
                                                                  % of
                                                                 Loans in
                                                   Allowance     Category
                                                   as a % of     to Total
                                                   Loans in     Outstanding
                                        Amount    Category(1)    Loans(1)
                                       --------   ------------  -------------
                                                   (Dollars in Thousands)
Breakdown of allowance
Mortgage loans:
  One- to four-family residential        $1,295           0.37%        69.54%
  Five or more family residential            85           0.46          3.67
  Commercial real estate                     92           0.97          1.89
  Construction                                                          1.68
  Other                                      13           0.85          0.30
  Classified mortgage loans                  14           2.05
                                         ------         ------        ------

    Total mortgage loans                  1,499           0.39         77.08

Consumer loans:
  Consumer                                   84           0.39          4.32
  Second mortgage                            93           0.32          5.85
  Automobile                                720           1.34         10.63
  Education                                                             2.12
  Classified consumer loans                   4           2.00
                                         ------         ------        ------

    Total consumer loans                    901           0.78         22.92
                                         ------         ------        ------

Total allowance for loans                $2,400           0.48%       100.00%
                                         ======          =====        =======

-----------------------
(1)   Percentages are calculated on gross loan balances.

                                                 At December 31, 1993
                                         ------------------------------------
                                                                     % of
                                                                   Loans in
                                                     Allowance     Category
                                                     as a % of     to Total
                                                     Loans in     Outstanding
                                          Amount    Category(1)     Loans(1)
                                         --------  ------------  ------------
                                                 (Dollars in Thousands)
Breakdown of allowance
Mortgage loans:
  One- to four-family residential          $1,242         0.41%        70.14%
  Five or more family residential              74         0.37          4.64
  Commercial real estate                       82         0.80          2.37
  Construction                                                          2.64
  Other                                        11         1.05          0.24
  Classified mortgage loans                    17         2.05
                                           ------       ------        ------
    Total mortgage loans                    1,426         0.41         80.03

Consumer loans:
  Consumer                                    172         0.77          5.12
  Second mortgage                             154         0.67          5.26
  Automobile                                  550         1.66          7.62
  Education                                                             1.97
  Classified consumer loans                     4         2.00
                                           ------       ------        ------
    Total consumer loans                      880         1.01         19.97
                                           ------       ------        ------

    Total allowance for loans              $2,306         0.53%       100.00%
                                           ======        =====        ======

------------------------
(1)   Percentages are calculated on gross loan balances.

                                                  AT DECEMBER 31, 1992
                                           ----------------------------------
                                                                     % OF
                                                                   LOANS IN
                                                      ALLOWANCE    CATEGORY
                                                      AS A % OF    TO TOTAL
                                                      LOANS IN    OUTSTANDING
                                            AMOUNT   CATEGORY(1)    LOANS(1)
                                           --------  -----------  -----------
                                                  (Dollars in Thousands)
Breakdown of allowance
Mortgage loans:
  One- to four-family residential              $960        0.31%      73.84%
  Five or more family residential                79        0.42        4.56
  Commercial real estate                         74        0.76        2.36
  Construction                                                         1.04
  Other                                          12        1.03        0.28
  Other                                          26        2.00
                                             ------      ------      ------
    Total mortgage loans                      1,151        0.34       82.08

Consumer loans:
  Consumer                                      183        0.85        5.20
  Second mortgage                               145        0.73        4.81
  Automobile                                    372        1.45        6.19
  Education                                                            1.72
  Classified consumer loans                       5        2.00
                                             ------      ------      ------
    Total consumer loans                        705        0.95       17.92
                                             ------      ------      ------
Total allowance for loans                    $1,856        0.45%     100.00%
                                             ======       =====     =======

-----------------------
(1)   Percentages are calculated on gross loan balances.

    All of First Northern's loans are domestic. The following table is a summary of non-performing loans and assets.

                                                 YEAR ENDED DECEMBER 31
                                    ------------------------------------------
                                     1996     1995     1994     1993     1992
                                    -----    -----    -----    -----    -----
                                               (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans
 (90 days or more past due)          $509     $266     $407     $668   $  597
Non-accrual consumer loans            235      152      139      140      121
                                     ----     ----     ----     ----   ------
Total non-performing loans            744      418      546      808      718

Foreclosed properties, properties
  subject to foreclosure and
    repossessed assets                189      136      120       44      473
                                     ----     ----     ----     ----   ------
Total non-performing assets          $933     $544     $666     $852   $1,191
                                     ====     ====     ====     ====   ======
Non-performing loans as a
  percentage of total loans           .13%     .08%     .11%     .19%     .18%
                                      ===      ===      ===      ===      ===
Non-performing assets as a
  percentage of total assets          .15%     .10%     .12%     .17%     .24%
                                      ===      ===      ===      ===      ===
Loan loss allowances as
  a percentage of non-
  performing loans                 394.76%  623.92%  439.56%  285.40%  267.83%
                                   ======   ======   ======   ======   ======
Loan loss allowances as
  a percentage of non-
  performing assets                314.79%  470.76%  360.36%  270.77%  161.46%
                                   ======   ======   ======   ======   ======
Interest income that would
  be recognized if non-accrual
  loans had been current (1)          $25      $12      $19      $36      $31
                                      ===      ===      ===      ===      ===

------------------

(1) No accrued interest income was included in net income in 1996, 1995, 1994, 1993 and 1992 from loans classified as non-accrual.


INVESTMENT AND MORTGAGE-RELATED ACTIVITIES. First Northern is authorized to invest in obligations issued or fully guaranteed by the United States, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks, mortgage-backed and mortgage-related securities, collateralized mortgage obligations, investment grade corporate notes and other specified investments.

    The following table sets forth the composition of First Northern's investment and mortgage-related securities portfolio at December 31, 1996, 1995 and 1994.

                                         INVESTMENT AND MORTGAGE-RELATED SECURITIES PORTFOLIO COMPOSITION
                                                                     AT DECEMBER 31
                                         ---------------------------------------------------------------------
                                                  1996                   1995                      1994
                                         ----------------------  -----------------------  -------------------
                                                      PERCENT                  PERCENT                PERCENT
                                           CARRYING      OF        CARRYING       OF        CARRYING     OF
                                             VALUE      TOTAL       VALUE        TOTAL       VALUE      TOTAL
                                         ----------  ----------  -----------  ----------  ---------  --------
                                                                      (DOLLARS IN THOUSANDS)
Interest-earning deposits                  $ 1,598      4.57%       $    82       .28%        $652      2.33%

Other interest-earning deposits                200      0.72

Securities available-for-sale:
  U. S. government securities                2,517      7.20          1,018      3.58        1,986      7.11
  Federal agency obligations                 1,985      5.67          1,004      3.53
  Mortgage-related securities                1,837      5.25          2,013      7.07        1,898      6.80
  Asset Management Fund                        471      1.35            455      1.60          408      1.46
  FHLMC stock                                  662      1.89            501      1.76          569      2.04
                                           -------    ------        -------   ------        ------   ------
    Total securities available-for-sale      7,472     21.36          4,991     17.54        4,861     17.41

Securities held-to-maturity:
  U.S. Government securities                 3,004      8.59         10,073     35.39        9,934     35.58
  Federal agency obligations                13,579     38.82          9,291     32.65        8,762     31.38
  Mortgage-related securities                9,325     26.66          4,024     14.14        3,514     12.58
                                           -------    ------        -------   ------        ------   ------
    Total securities held-to-maturity       25,908     74.07         23,388     82.18       22,210     79.54
                                           -------    ------        -------   ------        ------   ------
Total                                      $34,978    100.00%       $28,461    100.00%     $27,293    100.00%
                                           =======    ======        =======   =======      =======   =======
Average remaining life or term
  to repricing for interest-earning
  deposits, other interest-earning
  deposits, securities
  available-for-sale and
  investment securities (1)                      12 months                14 months               15 months

---------------------------
(1) For purposes of calculating the remaining life or term, securities available-for-sale are assumed to have a zero term.

See Notes B and C of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 hereof.

     The following table sets forth the maturity ranges for investment and mortgage-related securities, with their respective weighted average yields and the total market value.

                                                               DECEMBER 31, 1996
                   -----------------------------------------------------------------------------------------------------------
                                                                                                  INVESTMENT AND
                                           OVER ONE            OVER FIVE                          MORTGAGE-RELATED
                    ONE YEAR OR LESS     TO FIVE YEARS       TO TEN YEARS      OVER TEN YEARS     SECURITIES TOTAL
                   ------------------- ------------------ ------------------ ------------------- -----------------------------
                              WEIGHTED           WEIGHTED           WEIGHTED            WEIGHTED           APPROX.  WEIGHTED
                    AMORTIZED  AVERAGE AMORTIZED  AVERAGE AMORTIZED AVERAGE  AMORTIZED  AVERAGE  AMORTIZED  MARKET  AVERAGE
                      COST      YIELD    COST     YIELD     COST     YIELD     COST      YIELD     COST      VALUE   YIELD
                   ---------- -------- -------- --------  --------- -------  --------- --------- --------- -------- ----------
                                                            (DOLLARS IN THOUSANDS)

Available-for-Sale:
Investment and
  Mortgage-related
   Securities
    U.S. government
      obligations      $1,000     6.90%    $1,495    6.48%                                           $2,495    $2,517    6.65%
    Federal agency
     obligations                            2,000    5.83                                             2,000     1,985    5.83
    Mortgage-related
     securities                                                                   $1,828     7.18%    1,828     1,837    7.18
    Asset Management
     Fund                                     476    5.87                                               476       471    5.87
    FHLMC stock            33    25.54                                                                   33       662   25.54
                       ------   ------     ------   -----     -------  -------   -------    -----    ------    ------   -----
     Total investment
      and mortgage-
      related
      securities       $1,033     7.50%    $3,971    6.08%   $   -        -       $1,828      7.18%  $6,832    $7,472    6.59%
                       ======     ====     ======    ====    ========  =======   =======    ======   ======    ======   =====
Held-to-Maturity:
Investment and
  Mortgage-related
   Securities
    U.S. government
     obligations       $2,006     5.90%   $   998     7.48%                                          $3,004    $3,028    6.42%
    Federal agency
     obligations        2,793     5.84     10,786     6.03                                           13,579    13,606    5.99
    Mortgage-related
     securities                                                $3,878     5.73%   $5,447      6.70%   9,325     9,246    6.30
                       ------   ------     ------    -----   --------   -------   ------      ----   ------    ------   -----
     Total investment
      and mortgage-
      related
      securities       $4,799     5.86%    $11,784    6.16%    $3,878     5.73%   $5,447      6.70% $25,908   $25,880    6.15%
                       ======    =====     =======    ====     ======     ====    ======      ====  =======   =======   =====

     The following table sets forth the composition of First Northern's mortgage-related securities portfolio at December 31, 1996, 1995 and 1994.

                                        MORTGAGE-RELATED PORTFOLIO COMPOSITION
                                                        AT DECEMBER 31
                                                 ----------------------------
                                                  1996        1995      1994
                                                 ------      ------    ------
                                                    (DOLLARS IN THOUSANDS)
Federal Home Loan Mortgage Corporation            $5,595     $3,019    $2,343
Government National Mortgage Association                                   25
Federal National Mortgage Association              3,730        998       998
Other                                                             7       148
                                                 -------     ------    ------
  Total mortgage-related securities               $9,325     $4,024    $3,514
                                                 =======     ======    ======
Average remaining contractual life or term to
  repricing for mortgage-related securities    157 months 203 months 228 months

DEPOSIT ACTIVITIES. First Northern has a number of different programs designed to attract both short-term and long-term deposits from the general public.
These programs include regular passbook accounts, NOW checking accounts, money market deposit accounts, fixed rate and variable rate certificate accounts and negotiated rate certificates, as well as certain other accounts. Included among those programs are individual retirement accounts ("IRAs") and self-employed pension plan ("SEPP") accounts.

   The  specific  programs  offered  by First Northern have changed over time as new types of accounts and minimum  denomination  requirements  have  been authorized.  Currently there are no statutory or regulatory required minimum denominations  or interest rate ceilings on any deposit accounts.  First
Northern presently offers deposit accounts with minimum balance requirements and interest rates as follows:
                                              MINIMUM         INTEREST
TYPE OR TERM                                  BALANCE           RATE
NOW Checking Accounts(1)                       Varies      Rate Set Weekly
Regular Deposit Accounts(2)                      $100      Rate Set Weekly
Money Market Accounts                          $2,500      Rate Set Weekly
Jumbo Certificates                           $100,000      Rate Set Weekly
91 day Certificates                              $500      Rate Set Weekly
6 Month Certificates                             $500      Rate Set Weekly
8 Month Certificates                             $500      Rate Set Weekly
9 Month Certificates                             $500      Rate Set Weekly
10 Month Certificates                            $500      Rate Set Weekly
12 Month Certificates                            $500      Rate Set Weekly
14 Month Certificates                            $500      Rate Set Weekly
15 Month Certificates                            $500      Rate Set Weekly
16 Month Certificates                            $500      Rate Set Weekly
24 Month Certificates                            $500      Rate Set Weekly
26 Month Certificates                            $500      Rate Set Weekly
30 Month Certificates                            $500      Rate Set Weekly
36 Month Certificates                            $500      Rate Set Weekly
48 Month Certificates                            $500      Rate Set Weekly
60 Month Certificates                            $500      Rate Set Weekly
18 month IRA and SEPP Variable Certificates      $100      Rate Set Monthly
------------------
(1)  Some of the NOW Checking Accounts offered by First Northern do not bear interest.
(2)  As  a  practical matter, although subject to First Northern's right to impose a prior notice requirement, deposits  may be invested in and withdrawn  from passbook accounts without restriction.  Interest is computed  daily  from  the  date  of  deposit  to the date of withdrawal and credited quarterly at a rate established by the Investment Committee of management within regulatory limits.

    The following tables set forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average effective interest rates on each category of deposits presented.

                                    FOR THE YEAR ENDED DECEMBER 31, 1996
                              -----------------------------------------------
                                                                    WEIGHTED
                                                    PERCENT          AVERAGE
                                 AVERAGE            OF TOTAL        EFFECTIVE
                                 BALANCE            DEPOSITS           RATE
                               -----------         ----------      -----------
                                           (DOLLARS IN THOUSANDS)
CORE DEPOSITS:
  Non-interest bearing           $ 16,646                3.67%
  Interest bearing                 36,655                8.08            1.03%
  Money market                     49,037               10.81            2.24
  Passbook                         58,744               12.96            2.24
                                 ---------            -------           -----
    Total core deposits            161,082              35.52            2.30
Certificate of deposit accounts    292,477              64.48            5.66
                                 ---------            -------           -----
Total deposits                    $453,559             100.00%           4.46%
                                 =========            =======           =====

                                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                  -------------------------------------------
                                                                   WEIGHTED
                                                   PERCENT          AVERAGE
                                  AVERAGE          OF TOTAL        EFFECTIVE
                                  BALANCE          DEPOSITS           RATE
                                 ---------      -------------     -----------
                                            (DOLLARS IN THOUSANDS)
CORE DEPOSIT:
  Non-interest bearing            $ 13,765             3.14%
  Interest bearing                  36,049             8.23             1.40%
  Money market                      35,420             8.09             3.89
  Passbook                          60,367            13.79             2.48
                                  --------           -------            ----
    Total core deposits            145,601            33.25             2.32

Certificate of deposit accounts    292,248            66.75             5.54
                                  --------           -------            ----
Total deposits                    $437,849           100.00%            4.47%
                                 =========          =======             ====



                                     FOR THE YEAR ENDED DECEMBER 31, 1994
                                 -------------------------------------------
                                                                   WEIGHTED
                                                  PERCENT          AVERAGE
                                 AVERAGE          OF TOTAL        EFFECTIVE
                                 BALANCE          DEPOSITS           RATE
                                ---------        ----------      -----------
                                              (DOLLARS IN THOUSANDS)
CORE DEPOSITS:
  Non-interest bearing           $ 11,995             2.86%
  Interest bearing                 38,457             9.16           1.65%
  Money market                     29,284             6.98           2.58
  Passbook                         69,070            16.46           2.51
                                 --------           ------          -----
    Total core deposits           148,806            35.46           2.10
Certificate of deposit accounts   270,880            64.54           4.67
                                 --------           ------          -----
Total deposits                   $419,686           100.00%          3.76%
                                 ========           ======          =====


    See Note F of the Notes to Consolidated Financial Statements of First Northern, incorporated by reference in Item 8 hereof, for the amount by interest rate categories, at December 31, 1996 and 1995, and for the scheduled maturity dates of certificate accounts.

BORROWED  FUNDS.   First Northern has a line of credit with the FHLB of Chicago and has borrowed from the FHLB on an overnight and fixed interest rate basis to assist with funding loan originations.

    From time to time, First Northern borrows funds under repurchase agreements. First Northern accepts funds from municipalities and school districts. When the amounts of such funds are in excess of FDIC insurance limits, First Northern collateralizes its obligation to repay such parties through repurchase agreements. Repurchase agreements are used to lock-in a profit spread to First Northern. Furthermore, because the repurchase agreements from municipalities and school districts are not considered deposits, First Northern does not pay premiums to the FDIC on such amounts.
At December 31, 1996, First Northern had $1.5 million of borrowings under repurchase agreements. The weighted average rate of the repurchase agreements as of December 31, 1996 and 1995 was 5.59% and 5.65%, respectively. See Note G of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 hereof.

    The following table sets forth certain information regarding short-term borrowings by First Northern at the end of and during the periods indicated:

                                               YEAR ENDED DECEMBER 31
                                       ------------------------------------
                                        1996           1995           1994
                                       ------         ------         ------
                                               (DOLLARS IN THOUSANDS)
Balance outstanding at end of year:
  Securities sold under agreement
    to repurchase                      $1,500        $ 1,000        $ 2,900
  Fixed interest rate notes
    payable to FHLB                    58,150         20,000          2,000
  Overnight borrowings from FHLB       17,255                        38,000
  Other borrowings                        367

Weighted average interest rate at
  end of year:
  Securities sold under agreements
    to repurchase                        5.59%          5.65%          6.66%
  Fixed interest rate notes
    payable to FHLB                      5.73%          6.03%          4.80%
  Overnight borrowings from FHLB         5.66%                         6.35%
  Other borrowings                       5.21%

Maximum amount outstanding
  during the year:
  Securities sold under agreements
    to repurchase                      $1,500        $ 2,900        $ 2,900
  Fixed interest rate notes
    payable to FHLB                    58,150         25,000          2,000
  Overnight borrowings from FHLB       29,360         42,050         39,725
  Other borrowings                      1,044                           181

Average amount outstanding during
  the year:
  Securities sold under agreements
    to repurchase                      $1,030        $ 2,543        $ 1,158
  Fixed interest rate notes
    payable to FHLB                    35,957         18,957          2,000
  Overnight borrowings from FHLB       11,264         12,181         14,014
  Other borrowings                        142                           171

Weighted average interest rate
  during the year:
  Securities sold under agreements
    to repurchase                        5.69%          6.62%          3.85%
  Fixed interest rate notes
    payable to FHLB                      5.82%          7.19%          4.52%
  Overnight borrowings from FHLB         5.68%          6.19%          5.30%
  Other borrowings                       5.18%                         7.09%


     Borrowings increased to $77.3 million at December 31, 1996, as compared to $21.0 million at December 31, 1995, primarily as a result of the growth in interest-earning asset. See Management s Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in Item 7 hereof.

YIELDS EARNED AND RATES PAID. First Northern's net earnings depend primarily upon the spread between the income it receives from its loan and investment portfolios and its cost of money, consisting of interest paid on deposit accounts and borrowings.

     The following table sets forth First Northern's weighted average yields earned on mortgage loans, consumer loans, and investment and mortgage-related securities; the weighted average interest rates paid on deposits and borrowings; and the spread between yields earned and rates paid at the dates indicated. Since the majority of First Northern's deposit accounts are market rate accounts, the cost of deposits will likely continue to be subject to interest rate fluctuations.

                                          YEAR ENDED DECEMBER 31
                                 ------------------------------------------
                                  1996     1995     1994     1993     1992
                                 ------   ------   ------   ------   ------
Weighted average rate of return
  at end of year:

  Mortgage loans                  7.22%    7.06%    6.69%    6.99%    8.35%

  Consumer loans                  8.56     8.66     8.18     8.36     9.13

  Mortgage and consumer loans     7.55     7.44     7.03     7.26     8.49

Investment securities             6.14     6.33     6.44     5.16     5.18

Mortgage-related securities       6.44     7.02     7.12     8.21     8.71

  Total loan portfolio,
    investment securities, and
    mortgage-related securities   7.46     7.39     7.01     7.10     8.13

Weighted average rate paid at
  the end of year:

  Deposits                        4.42     4.56     4.03     3.78     4.55
  Federal Home Loan Bank and
    other borrowings              5.71     6.02     6.24     3.98     4.71

    Total deposits and Federal
      Home Loan Bank and other
      borrowings                  4.60     4.63     4.23     3.78     4.55

Spread at the end of the year     2.86     2.76     2.78     3.32     3.58

     The following table shows average yields and rates of return (month-end averages) during the periods indicated.

                                            YEAR ENDED DECEMBER 31
                                      --------------------------------------
                                      1996     1995    1994    1993     1992
                                      ----     ----    ----    ----     ----
Average yield earned during
  the year:

  Mortgage loans                      7.18%    6.99%   6.91%   7.90%    9.16%

  Consumer loans                      8.50     8.44    7.93    8.82     9.76

  Investment securities               6.23     6.47    6.13    5.21     5.69

  Mortgage-related securities         6.50     7.06    6.91    8.09     8.66

    All interest-earning assets       7.42     7.28    7.08    7.78     8.86


Average rate paid during
  the year:

  Deposits                            4.43     4.42    3.73    4.14     5.28

  Borrowings                          5.78     6.79    5.14    4.16     5.62

    All interest-bearing liabilities  4.56     4.59    3.79    4.14     5.29

Average interest rate
  spread (1)                          2.86     2.69    3.29    3.64     3.57

Net yield on average interest-
  earning assets (2)                  3.31     3.17    3.71    4.09     4.06

Net yield on total interest-
  earning assets (3)                  3.14     3.17    3.51    4.06     4.08

-----------------

(1) Average yield on all interest-earning assets during the period less average rate paid on all interest-bearing liabilities.
(2)  Net interest earned divided by average interest-earning assets.
(3)  Net interest earned divided by total interest-earning assets.


AVERAGE  BALANCE  SHEET  AND  RATE/YIELD  ANALYSIS.    See  Management's
Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 hereof.

AVERAGE EQUITY TO AVERAGE ASSETS. The ratio of average equity to average assets measures a Financial institution's financial strength. At December 31, 1996, savings and loan associations in Wisconsin were required to maintain an average equity to average assets ratio of at least 6.00%.
At December 31, 1996, 1995, 1994, 1993 and 1992 First Northern's average equity to average assets ratio was 12.14%, 12.99%, 13.25%, 12.86% and 11.21%, respectively.


CASH DIVIDENDS. The following schedule sets forth the cash dividends paid per year:

                                             YEAR ENDED DECEMBER 31
                                   ----------------------------------------
                                    1996     1995    1994    1993     1992
                                  ------   ------  ------  ------   ------

Cash Dividends Paid Per Share(1)   $0.60    $0.56    $0.52   $0.48    $0.40
                                   =====    =====    =====   =====    =====

Cash Dividends Payout Ratio        83.3%(2)  56.6%    57.1%   36.1%(3) 32.0%
 (dividends declared per share     ====      ====     ====    ====     ====
  divided by net income
   per share - primary)

-------------------------
(1)   Not restated to reflect the acquisition of Prime Federal.
(2) Cash Dividends Payout Ratio was significantly increased in 1996 as a result of the SAIF special assessment which significantly reduced net income per share. Without the SAIF special assessment, the Cash Dividend Payout Ratio would have been 55.0%.
(3) Net income per share - primary before change in accounting for income taxes.

SUBSIDIARIES. GNFSC, a wholly-owned subsidiary of the Savings Bank, engages in the sale of credit life and disability insurance, and offers brokerage services to the public, including the sale of tax deferred annuities and mutual funds. First Northern's book value investment in GNFSC as of December 31, 1996 was $473,506.

    FNII, a wholly-owned Savings Bank subsidiary, was established September 2, 1994 for the purpose of managing a majority of First Northern's investment portfolio. FNII managed approximately $24.6 million of investments for First Northern at December 31, 1996. First Northern's book value investment in FNII as of December 31, 1996 was $24,744,057.

    In March 1992, First Northern acquired a 50% stock interest in SFC from another financial institution. SFC originates, sells, and services automobile loans. As a result of this acquisition, SFC will on a regular basis, sell such loans to First Northern but retain the servicing of the loans. First Northern purchased $38.0 million of such loans in 1996, $18.7 million in 1995 and $32.6 million in 1994. First Northern's book value investment in SFC as of December 31, 1996 was $27,720.

    Keystone Financial Services, Inc. ("Keystone"), a wholly-owned subsidiary of the Savings Bank, also engaged in the sale of credit life and disability insurance and tax deferred annuities and offered discount brokerage services for Prime Federal prior to the merger with and into First Northern. After the merger, First Northern transferred such business to GNFSC. Keystone is inactive, but will continue to be a wholly-owned subsidiary of the Savings Bank for possible future use in a related or other area. First Northern's book value investment in Keystone as of December 31, 1996 was $100.

    Another wholly-owned subsidiary of the Savings Bank, First Northern Financial Services, Inc., operated as a consumer lending subsidiary
through  1981.    As a result of legislative changes, First Northern now
directly engages in consumer lending activities. First Northern Financial Services, Inc. is inactive, but it continues in existence for possible future use in a related or other area. First Northern's book value investment in First Northern Financial Services, Inc. as of December 31, 1996 was $100.

    The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") imposes restrictions on savings associations' powers. It essentially creates parallel regulation for state and federally chartered savings associations and prevents state associations, such as the Savings Bank, from exercising powers not authorized to federal associations or which the FDIC deems to constitute a serious risk to the safety, soundness or stability of an insured institution and or the SAIF or to be inconsistent with sound banking principles. The FDIC has informed First Northern that the certain activities that GNFSC is performing are permissible for a federal association but not a national bank. Therefore, First Northern is required to deduct its investment and loans to GNFSC when calculating its core, tangible and risked-based capital ratios.

EMPLOYEES. At December 31, 1996, First Northern employed 190 full-time and 48 part-time employees. Management considers its relations with its employees to be excellent.

REGULATION

GENERAL.   The operations of First Northern and the Savings Bank are highly
regulated, both at the federal and state  level.   First Northern is a
registered non-diversified unitary savings and loan holding company within the meaning of the Home Owners' Loan Act 1933, as amended. As such, First Northern is subject to OTS examination and supervision as well as to certain reporting requirements. Since First Northern controls the Savings Bank, which is a state chartered institution, it is also subject to examination, supervision and regulation by the WDFI-Administrator. As a subsidiary of a savings and loan holding company, the Savings Bank is subject to certain restrictions in its dealings with First Northern and with other companies affiliated with First Northern, and is otherwise subject to extensive supervision and regulation by the OTS (its primary federal regulator), the WDFI-Administrator (its primary state regulator), the FDIC (as administrator of the SAIF) and the Federal Reserve Board. The following summary does not purport to be a complete description of the applicable laws and regulations which govern First Northern and the Savings Bank and is qualified in its entirety by reference thereto.

FEDERAL REGULATION OF HOLDING COMPANIES

   ACTIVITIES RESTRICTIONS. There generally are no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings association;
(ii) transactions between the savings association  and  its  affiliates;
and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

    If First Northern were to acquire control of another savings association in addition to the Savings Bank, First Northern would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the OTS' authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the qualified thrift lender ("QTL") test, the activities of First Northern and any of its subsidiaries (other than Savings Bank or other subsidiary savings institutions)
would thereafter  be  subject  to  further  restrictions.   Among other things,
no multiple savings and loan holding company or subsidiary thereof which is not a savings association may commence or continue beyond a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution;
(v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

    Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company will become subject to the activities restrictions applicable to multiple holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. Generally, the QTL test requires a savings association to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" (primarily residential mortgages and related investments, including mortgage-backed and similar securities) on a monthly basis in nine out of every 12 months. The Savings Bank has met the QTL test since it first became applicable in 1987.

    RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the OTS: (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof; or
(ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

    The OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institution). Under current Wisconsin law, Wisconsin chartered savings associations and their holding companies may acquire savings associations and holding companies whose principal place of business is located in Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri or Ohio, provided that reciprocal legislation is adopted in such
states.   All but Missouri have adopted reciprocal  legislation.
Consequently, savings associations or their holding companies in such states that have adopted reciprocal legislation may acquire a savings association or holding company based in Wisconsin.

TRANSACTIONS WITH AFFILIATES.   Transactions  between  savings  associations
and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as First Northern) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B: (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus; and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transactions" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may:
(i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies; or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

    The restrictions contained in Section 22(h) of the Federal Reserve Act apply to loans by savings associations to executive officers, directors and principal stockholders (such as First Northern). Section 22(h) requires that loans to directors, executive officers and greater than 10% stockholders ("Insiders") be made on terms substantially the same as offered in comparable transactions to other persons. Loans to Insiders may only be made on more favorable terms pursuant to a benefit or compensation program which is widely available to association employees and which does not give preference to any Insiders over other employees. Under Section 22(h), loans to an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the association's loan-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, to be the greater of $25,000 or 5% of capital and surplus (up to $500,000).

FIRREA AND FDICIA. The FIRREA, adopted on August 9, 1989, has significantly changed the federal regulatory framework for savings associations. FIRREA redefined applicable capital standards for savings associations and significantly increased the minimum levels of capital required to be maintained by savings associations, with the levels being raised in steps until fully phased-in on January 1, 1993. Regulations adopted by the OTS since the enactment of FIRREA have established new minimum leverage capital requirements for savings associations. The Savings Bank is in compliance with the minimum capital requirements applicable to it.

    On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. FDICIA provides for, among other things, establishment by the federal banking agencies of revised risk-based capital requirements designed to account for interest rate risk, concentration of credit risk and the risks of nontraditional activities; enhanced federal supervision of depository institutions, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions; the establishment of risk-based deposit insurance premiums; limitation of equity investments and other activities permissible to state savings associations to those permissible for federal savings associations; liberalization of the QTL; greater restrictions on transactions with affiliates; and mandated consumer protection disclosures with respect to deposit accounts. Certain provisions of FDICIA which are potentially applicable to the Savings Bank are discussed below.

    FDICIA requires the federal banking regulators to define five levels of regulatory capital (i.e., well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and mandates specific enforcement actions that the federal banking agencies must take with respect to depository institutions whose capital level is significantly below the required minimums. Depending upon the capital level which the institution fails to meet, such institution may be prohibited from increasing its assets, acquiring another institution, establishing a branch, engaging in any new activities, or making capital distributions. Other actions which federal banking agencies may take with respect to such institution include requiring the issuance of additional voting securities; placing limitations on asset growth; mandating asset reduction; mandating changes in senior management; requiring the divestiture, merger or acquisition of the institution; placing restrictions on executive compensation; and any other action that the agency deems appropriate. If the depository institution's capital levels fall below certain thresholds, FDICIA requires that the appropriate federal banking agency be appointed as a receiver or conservator of the institution.

    During 1992, the federal banking regulators began the task of proposing and adopting regulations required to implement the provisions of FDICIA.
The OTS, along with the other federal banking agencies, adopted uniform regulations establishing criteria to define the five levels of regulatory capital specified under FDICIA. Under those regulations, the Savings Bank falls into the category of well capitalized, and the provisions of FDICIA described in the preceding paragraph are therefore not expected to have any material adverse effect on the Savings Bank.

     The FDIC also adopted a final rule establishing a risk-based insurance premium assessment system which took effect on January 1, 1993. Under this regulation, insurance premiums of SAIF insured institutions may vary, depending on the regulatory capital level and supervisory rating of the institution. This risk-based premium assessment system is not expected to result in any material increase in insurance premium assessments applicable to the Savings Bank because of its relatively high level of regulatory capital and favorable
supervisory  ratings.    However, the FDIC has indicated it will review the
adequacy of the premium assessment levels and will make further changes in premium rates as necessary to assure sufficient reserves are maintained in the insurance fund.

     As anticipated, the Savings Association Insurance Fund ( SAIF ) of the FDIC was recapitalized during 1996 by a one-time special assessment imposed on all SAIF members. The $2,856,000 assessment paid by First Northern had a significant impact on its 1996 financial results. However, the effect of the recapitalization is a significant reduction in federal deposit insurance premiums for SAIF-insured institutions on an ongoing basis. See Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 hereof.

    Other  examples  of regulations adopted and other significant regulatory
developments under FDICIA are summarized  below.    Although  applicable to
the Savings Bank, none of these regulations are expected to have any material adverse effect on First Northern's financial condition or future operations. The FDIC has adopted regulations requiring all insured depository institutions with $150 million or more in assets to have annual audits by an independent public accountant and an independent audit committee made up of outside directors, and requiring annual reports by management on its responsibility for preparing financial statements and establishing and maintaining an internal control structure for financial reporting and compli-ance. The FDIC adopted a rule prohibiting insured depository institutions from soliciting deposits by offering rates significantly higher than community rates or the national rates paid on deposits of comparable maturity. The federal regulatory agencies have established uniform rules and guidelines for real estate lending, but these rules do not preclude individual institutions from establishing their own specific standards. The Federal Reserve Board adopted a rule under the Truth in Savings Act imposing certain disclosure in advertising requirements for interest-bearing transaction and savings accounts, and requiring that an individual and other non-business accounts offered by depository institutions be accompanied by disclosures of the terms, conditions, fees and yields applicable to the account. This rule also establishes standardized terms that must be used in connection with interest-bearing deposits. Finally, the OTS adopted a new rule effective January 1, 1994 requiring savings institutions to reflect interest-rate risk in their capital requirements. For institutions in excess of $300 million in assets, like the Savings Bank, institutions will be required to hold capital against interest rate risk only when the risk exceeds a decline in net portfolio value of more than 2% of an institution s assets. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.

STATE REGULATION

    Under Wisconsin law, a savings and loan holding company which controls a Wisconsin chartered savings and loan (such as First Northern) is subject to the supervision and control of the WDFI-Administrator. A savings and loan holding company will be required to file reports of its financial condition when requested by the WDFI-Administrator. The WDFI-Administrator may examine the savings and loan holding company at any time it deems necessary. If in the opinion of the WDFI-Administrator, the condition or operations of the savings and loan holding company would endanger the safety of the capital of the Savings Bank, the WDFI-Administrator may: (i) order the savings and loan holding company to correct any such deficiency; (ii) fully direct the operation of such savings and loan association or savings and loan holding company until the order is complied with; and/or (iii) withhold all dividends from the institution whose operation he directs.

    While specific Wisconsin provisions governing savings associations may vary from the federal regulations described above, in most regards the state regulations parallel federal regulations. Regulations of the WDFI-Administrator limit the loan-to-value ratios with respect to residential and commercial property loans, establish liquidity and loan reserve requirements, regulate the sale of loans and participation interest therein, and limit service corporation activities. The approval of the WDFI-Administrator is required to open, sell, purchase or relocate a branch office and to effect mergers involving Wisconsin chartered savings institutions.

     The WDFI-Administrator established a net worth (computed in accordance with generally accepted accounting principles) to total assets ("net worth ratio") requirements in 1987. Those requirements were implemented in stages until the currently required 6% net worth ratio was achieved, which is the net worth requirement for 1996. The WDFI-Administrator may, however, require a state-chartered savings institution to maintain a higher net worth level if the WDFI-Administrator determines that the institution's operations otherwise entail a greater risk requiring a higher level of net worth to assure stability.

PAYMENT OF DIVIDENDS

    The ability of the Savings Bank to pay dividends on its stock is restricted by regulations of the OTS and WDFI-Administrator and by tax considerations related to savings associations. While First Northern will not be subject directly to these restrictions on its ability to pay dividends, and will be only directly governed by certain restrictions imposed by the Wisconsin Business Corporation Law (the "WBCL") on Wisconsin corporations generally, because First Northern's ability to pay dividends will depend primarily upon the ability of the Savings Bank to pay dividends or otherwise transfer funds to it, First Northern will be indirectly affected by these restrictions.

    Under OTS regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including cash dividends, stock repurchases and cash mergers), has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75% of its net income for the previous four quarters; or (b) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in capital requirement to its assets at the beginning of the calendar year. The Savings Bank currently qualifies as a Tier 1 Association. Furthermore, the OTS may prohibit a proposed capital distribution which would otherwise be permitted by the regulations if the OTS determines that such distribution would constitute an unsafe or unsound practice.

    As discussed above, the WDFI-Administrator has promulgated regulations which establish certain net worth to total assets requirements. The net worth requirement is 6.00% for 1996 and thereafter. Unless a Wisconsin savings association receives the WDFI-Administrator's prior written approval, it may not pay a dividend or otherwise distribute any profits when its net worth ratio is, or upon such payment or distribution would be, below the WDFI-Administrator's net worth requirements. At December 31, 1996, First Northern's net worth ratio for Wisconsin regulatory purposes was 11.2%.

    In addition to the foregoing, earnings of the Savings Bank appropriated to bad debt reserves for losses and deducted for federal income tax purposes are not available to pay cash dividends or other distributions without payment of federal income taxes at the then current income tax rates on the amounts deemed paid therefrom. Also, the Savings Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the remaining balance of any liquidation accounts which were established for the benefit of certain depositors of the Savings Bank (and savings associations merged into the Savings Bank) in connection with the conversion from the mutual to stock form of ownership.

    While the ability of First Northern to pay dividends will not be directly subject to the above restrictions, it will be limited by restrictions imposed by the WBCL. The WBCL prohibits a Wisconsin corporation from making a distribution (including a cash dividend, stock repurchase or a distribution of evidences of indebtedness) if, after giving effect, such corporation would be unable to pay its debts as they come due in the usual course of business or if such corporation's total assets would be less than the sum of its liabilities and the amount that would be needed, if such corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any stockholders whose preferential rights are superior to those receiving the distribution.

     The payment of future cash dividends by First Northern will depend primarily upon the Savings Bank's earnings, financial condition and capital requirements, as well as the tax and regulatory considerations
discussed  herein.    The  Savings  Bank Board of Director considers many
factors in the payment of dividends, including the Savings Bank's profitability, maintenance of adequate capital, the Savings Bank's current and anticipated future income, outstanding loan commitments, adequacy of loan loss reserves, cash flow requirements and economic conditions. Federal regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to First Northern.

     The dividend restrictions referred to above are not currently expected to impair the ability of First Northern to make dividend payments consistent with past practice.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION. First Northern and its subsidiaries file a calendar year consolidated federal income tax return, reporting income and expenses using the accrual method of accounting.

BAD DEBT RESERVES. On August 20, 1996, the President of the United States signed the Small Business Job Protection Act of 1996 (the"Act"). The Act repealed the reserve method of accounting for bad debts by most thrift institutions effective for taxable years beginning after 1995. Larger thrift institutions such as First Northern are now required to use the "specific charge-off method." The Act also grants partial relief from reserve capture provisions which are triggered by the change in method. This legislation is not expected to have a material impact on First Northern s financial condition or results of operations. See Note H of the Notes to First Northern's Consolidate Financial Statement, incorporated by reference in Item 8 hereof.

     The federal income tax returns for First Northern have been examined and audited or closed without audit by the IRS for tax years through 1989.

     Depending on the composition of its items of income and expense, a savings institution may be subject to alternative minimum tax ("AMT") to the extent AMT exceeds the regular tax liability. AMT is calculated at 20% of alternative minimum taxable income ("AMTI"). AMTI equals regular taxable income increased by certain tax preferences, including depreciation deductions in excess of allowable AMT amounts, certain tax-exempt interest income, the excess of bad debt deduction over the experience calculation and 75% of the excess of adjusted current earnings ("ACE") over AMTI. ACE equals AMTI adjusted for certain items, primarily accelerated depreciation and tax-exempt interest. The payment of AMT will create a tax credit which can be carried forward indefinitely to reduce the regular tax liability in future years.

STATE  TAXATION.    The  state  of Wisconsin imposes a corporate franchise tax at 7.9% on the separate taxable incomes of the members of First Northern's consolidated federal income tax group except FNII, which is located in Nevada and manages a portion of the Savings Bank's investment portfolio. The income of FNII is only subject to taxation in Nevada which currently does not impose a corporate income or franchise tax.

INCOME TAX ACCOUNTING STANDARD. In February, 1992, SFAS No. 109, "Accounting for Income Taxes" was issued. SFAS No. 109 requires that deferred tax assets be recognized and measured on the likelihood of realization of a tax benefit in future years. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards.
SFAS No. 109 is effective for years beginning after December 15, 1992. First Northern established a deferred tax asset of $470,000 in the first quarter of 1993.

ITEM 2.  PROPERTIES.

    First Northern's corporate/downtown office is located at 201 North Monroe Avenue, Green Bay, Wisconsin. The Savings Bank conducts its business from the corporate/downtown office and 19 additional branch offices at locations described below in Brown, Manitowoc, Door, Shawano, Calumet, Outagamie, Waupaca and Marinette counties. First Northern has under continuing review the possibility of applying for additional branch locations, depending on management's assessment of market and economic conditions, the availability of locations and the proximity of branches of competing institutions.

    The following table lists each of First Northern's offices.

DOWNTOWN GREEN BAY                                   KIEL
201 N. Monroe Avenue                                 622 Fremont Street
Green Bay, WI  54301-4995                            Kiel,  WI  53042-1321
Brown County                                         Manitowoc County

PESHTIGO                                             STURGEON BAY
616 French Street                                    1227 Egg Harbor Road
Peshtigo, WI  54157-0193                             Sturgeon Bay WI 54235-0068
Marinette County                                     Door County

PINE TREE MALL                                       SHAWANO
2314 Roosevelt Road                                  835 E. Green Bay Avenue
Marinette, WI  54143-0345                            Shawano, WI  54166-0396
Marinette County                                     Shawano County

ASHWAUBENON                                          BRILLION
2357 S. Oneida Street                                314 N. Main Street
Green Bay, WI  54304-5286                            Brillion, WI  54110-1198
Brown County                                         Calumet County

HOWARD                                               EAST MASON
2603 Glendale Avenue                                 2370 East Mason Street
Green Bay, WI  54313-6823                            Green Bay, WI  54302-3347
Brown County                                         Brown County

EAST                                                 WEST DE PERE
2255 University Avenue                               749 Main Avenue
Green Bay, WI  54308-8046                            De Pere, WI  54115-5190
Brown County                                         Brown County

CRIVITZ                                              EAST DE PERE
315 Highway 141                                      330 North Broadway
Crivitz, WI  54114-0340                              De Pere, WI  54115-5250
Marinette County                                     Brown County

NEW HOLSTEIN                                         WEST
2205 Wisconsin Avenue                                2424 West Mason Street
New Holstein, WI  53061-1291                         Green Bay,  WI  54303-4711
Calumet County                                       Brown County

NEW LONDON                                           HORTONVILLE
101 Park Street                                      209 South Nash Street
New London,  WI  54961-1246                          Hortonville, WI 54944-9454
Waupaca County                                       Outagamie County

MARINETTE                                            SEYMOUR
830 Pierce Avenue                                    689 Woodland Plaza
Marinette, WI  54143-0138                            Seymour,  WI  54165-1659
Marinette County                                     Outagamie County

     With  the exception of the Pine Tree Mall location, which is leased, First
Northern owns the remainder of  its  locations.   The nineteen owned locations
are all free-standing buildings which contain between 1,800 and 3,600 square feet, with the exception of the corporate/downtown office, New London office and East De Pere office which contain approximately 25,000, 8,000 and 4,400 square feet, respectively. Each of the owned locations also has drive-up facilities. The Pine Tree Mall location is approximately 1,500 square feet. All of First Northern's services are available to its customers in each office.

     The nineteen locations owned by First Northern had a book value (net of accumulated depreciation) of $6,886,000 at December 31, 1996. The leasehold improvements of the Pine Tree Mall location had a book value (net of accumulated depreciation) of $28,000 at December 31, 1996. First Northern sold two free standing offices in 1995, which had an aggregate book value of $435,000.

      All of First Northern's locations are designed for use and operation as a savings bank, are well maintained and suitable for current operations.

ITEM 3.  LEGAL PROCEEDINGS.

       To First Northern's knowledge, no material legal proceedings are pending or contemplated to which it or any of its subsidiaries are or would be a party, or of which any of their property is or would be the subject, other than ordinary routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTES TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.
    The following table contains certain information regarding those officers of First Northern and the Savings Bank who have been determined by the Board of Directors of First Northern to be Executive Officers of First Northern.

                                  OFFICES AND POSITIONS
                                   WITH FIRST NORTHERN          PRESENT OFFICE
NAME                      AGE      AND THE SAVINGS BANK          HELD SINCE(1)

Michael D. Meeuwsen        43     Director, President                 1988 (2)
                                  and Chief Executive Officer
                                  of First Northern and the
                                  Savings Bank


Richard C. Smits           58     Director, Executive Vice President  1994 (3)
                                  and Chief Operating Officer
                                  of First Northern and the
                                  Savings Bank

Rick B. Colberg            44     Vice President, Chief               1980 (4)
                                  Financial Officer and
                                  Treasurer of First Northern
                                  and the Savings Bank

Marla J. Carr              41     Vice President-Human                1980 (5)
                                  Resources and Secretary
                                  of First Northern and the
                                  Savings Bank

John E. Steinbrecker       46     Vice President-Retail Deposits      1984 (6)
                                  and Brokerage Services
                                  of the Savings Bank

Richard E. Aicher          46     Vice President-Lending of           1979 (7)
                                  the Savings Bank

Dale J. Darmody            48     Vice President-Director of          1990 (8)
                                  Branch Development of the
                                  Savings Bank

Steven L. Wilmet           50     Vice President-Operations and       1994 (9)
                                  Branch Development of the
                                  Savings Bank

---------------------
(1) Indicates date when individual first held present office with the Savings Bank. All persons listed herein became executive officers of First Northern in 1995.

(2) Mr. Meeuwsen joined the Savings Bank in 1980 as a branch manager and was named Vice President of Operations and Savings Manager in 1982. In 1984, Mr. Meeuwsen became Executive Vice President and Chief Operating Officer, in April, 1989 was named President and Chief Operating Officer and in January, 1990 was named President and Chief Executive Officer of the Savings Bank.

(3) Mr. Smits joined the Savings Bank in April, 1994 upon consummation of the merger with Prime Federal, assuming his present position pursuant to the terms of the merger agreement. Prior to such merger, Mr. Smits was President and Chief Executive Officer of Prime Federal commencing in 1992 and President of Prime Federal prior to 1992.

(4) Mr. Colberg, prior to becoming Treasurer of the Savings Bank in 1982, was Vice President since 1978,and was designated Chief Financial Officer in 1980. Mr. Colberg has been employed by the Savings Bank for 26 years.

(5) Ms. Carr has been Human Resource Director of the Savings Bank since 1976. She was elected Vice President and Secretary in 1980. Ms. Carr has been with the Savings Bank for 24 years.

(6) Mr. Steinbrecker was named Vice President-Retail Deposits and Brokerage Services in 1994. Prior to that he was named Vice
President-Savings and Marketing in 1984 and was named Vice President and Marketing Director in 1981. Mr. Steinbrecker has been employed by the Savings Bank for 18 years.

(7) Mr. Aicher, who has been with the Savings Bank since 1974, was elected Vice President in 1977 and designated loan manager in 1979. Mr. Aicher has been employed by the Savings Bank for 22 years.

(8) Mr. Darmody was elected Vice President in 1990. Prior to that date, he was Assistant Vice President and Residential Loan Origination Manager since 1985. Mr. Darmody joined the Savings Bank in 1981.

(9) Mr. Wilmet joined the Savings Bank in April, 1994 upon consummation of the merger with Prime Federal, assuming his present position pursuant to the terms of the merger agreement. Prior to such merger, Mr. Wilmet served as Vice President of Operations and Secretary of Prime Federal.

                                     PART II

ITEM 5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDERS
         MATTERS.

Information in response to this item is incorporated herein by reference to "Common Stock Prices and Dividends" on page 7 of First Northern's Annual Report to Stockholders for the fiscal year ended December 31,1996
(the "1996 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

Information in response to this item is incorporated by reference to "Selected Financial Highlights" on page 1 of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information in response to this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 19 of the 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information in response to this item is incorporated by reference to "Quarterly Financial Information" on page 19 and the consolidated financial statements on pages 20 through 36 of the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information in response to this item is incorporated herein by reference to "Election of Directors" (pages 3 through 5) and Section 16(a) Beneficial Ownership Reporting Compliance" (page 14)(which does not contain disclosure of any filing delinquencies) in First Northern's definitive Proxy Statement for its Annual Meeting of Stockholders on April 30, 1997 (the "1997 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant in Part I hereof, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information in response to this item is incorporated by reference to "Director Compensation" (pages 5 and 6), "Executive Compensation" (other than "Compensation Committee Report on Executive Compensation" thereunder, which is not incorporated by reference herein) (pages 8 through 11) and "Compensation Committee Interlocks and Insider Participation" (page 12) in the 1997 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information in response to this item is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management"
(pages 2 and 3) in the 1997 Annual Meeting Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information in response to this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" (page 12) and "Certain Transactions with First Northern" (pages 13 and 14) in the 1997 Annual Meeting Proxy Statement.


                                       PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   Documents filed as part of the Report.:
      1. and 2.      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.


The following consolidated financial statements of First Northern Capital Corp. and subsidiaries are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":

Consolidated Statements of Financial Condition - December 31, 1996 and 1995.

Consolidated Statements of Income - Years Ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements.

Report of Ernst & Young LLP, Independent Auditors.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3.   EXHIBITS.    See  Exhibit  Index following the signature page of this
          report, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the
          Exhibit Index by two asterisks following its exhibit number.

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed during the last quarter of 1996.

                                   SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       FIRST NORTHERN CAPITAL CORP.
March 28, 1997

                                       By:   /s/Michael D. Meeuwsen
                                                Michael D. Meeuwsen
                                       President and Chief Executive Officer

                                _________________

                               POWER OF ATTORNEY

   Each person whose signature appears below hereby authorizes Michael D. Meeuwsen, J. Gus Swoboda and Rick B. Colberg, or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.

                                  ________________


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*

                                Signature and Title

         /s/J. Gus Swoboda                        /s/Thomas J. Lopina, Sr.
J. Gus Swoboda, Chairman and Director         Thomas J. Lopina, Sr., Director


        /s/Michael D. Meeuwsen                   /s/Robert J. Mettner
Michael D. Meeuwsen, President,               Robert J. Mettner, Director
Chief Executive Officer and Director
   (Principal Executive Officer)

       /s/Rick B. Colberg                            /s/Robert B. Olson
Rick B. Colberg, Vice President, Treasurer       Robert B. Olson, Director
     and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/Howard M. Frankenthal                          /s/Richard C. Smits
Howard M. Frankenthal, Director             Richard C. Smits, Executive Vice
                                            President, Chief Operating Officer
                                            and Director

_______________
*  Each of the above signatures is affixed as of March 31, 1997.




                         FIRST NORTHERN CAPITAL CORP.
                             (THE "REGISTRANT)

                          COMMISSION FILE NO. 0-27982
                                EXHIBIT INDEX
                                    TO
                        1996 ANNUAL REPORT ON FORM 10-K

EXHIBIT                                                     INCORPORATED HEREIN                   Filed
NUMBER              DESCRITPTION                             BY REFERENCE TO                   Herewith
 2.1         Agreement and Plan of Reorganization, dated    Appendix A to the Proxy
             as of August 16, 1995, by and among            Statement/Prospectus dated November
             Registrant, First Northern Savings Bank,       2, 1995 (the "Proxy
             S.A. (the "Savings Bank") and FNGB Interim     Statement/Prospectus") contained in
             Savings Bank, FSB                              the Registrant's Registration
                                                            Statement on Form S-4 (No. 33-
                                                            98088) filed on October 13, 1995,
                                                            as amended by Pre-Effective
                                                            Amendment No. 1 filed on October
                                                            31, 1995 ( the "1995 Registration
                                                            Statement")

 3.1         Articles of Incorporation                      Appendix B to the Proxy
                                                            Statement/Prospectus
 3.2         Bylaws                                         Appendix C to the Proxy
                                                            Statement/Prospectus

 4*

 4.1         Specimen Common Stock Certificate              Exhibit 4.1 to Registrant's Current
                                                            Report on Form 8-K dated as of
                                                            December 20, 1995 (the "12/20/95 8-
                                                            K")
 4.2         Articles III, IV and VII of Articles of        See Exhibit 3.1 above
             Incorporation

10.1**      Management Incentive Plan of Savings Bank      Exhibit 10.1 to Registrant's
                                                           12/20/95 8-K
10.2.1**    Employment Agreements, dated as of             Exhibit 10.2.1 to Registrant's
            January 2, 1990, between Savings Bank and      12/20/95 8-K
            each of the following executive officers of
            Savings Bank:  Michael D. Meeuwsen; Rick B.
            Colberg; Marla J. Carr; Richard E. Aicher;
            and John E. Steinbrecker

10.2.2**    Employment Agreement, dated as of              Exhibit 10.2.2 to Registrant's
            January 2, 1992, between Savings Bank and      12/20/95 8-K
            Dale J. Darmody

10.2.3**    Employment Agreement, dated as of June 12,     Exhibit 10.2.3 to Registrant's
            1992, between Savings Bank and Ralph N.        12/20/95 8-K
            Marten

10.2.4**    Employment Agreements, dated as of April       Exhibit 10.2.4 to Registrant's
            28, 1994, between Savings Bank and each of     12/20/95 8-K
            the following executive officers of Savings
            Bank:  Charles R. Albers; Richard C. Smits;
            and Steven L. Wilmet

10.2.5**    Amendments No. 1 to Employment Agreements,     Exhibit (10)-2.5 to Registrant's
            dated as of September 20, 1995, between        1995 Registration Statement
            Savings Bank and each of the following
            executive officers of Savings Bank:
            Michael D. Meeuwsen; Rick B. Colberg; Marla
            J. Carr; Richard E. Aicher; John E.
            Steinbrecker; Dale J. Darmody; Ralph N.
            Marten; Charles R. Albers; Richard C.
            Smits; and Steven L. Wilmet

10.3**      Non-Qualified Deferred Retirement Plan for     Exhibit 10.3 to Registrant's
            Directors of Savings Bank                      12/20/95 8-K

10.4.1**    1984 Stock Option Plan (assumed by             Exhibit 10.4.1 to Registrant's
            Registrant)                                    12/20/95 8-K

10.4.2**    1989 Executive Stock Option Plan (assumed      Exhibit 10.4.2 to Registrant's
            by Registrant)                                 12/20/95 8-K

10.4.3**    1989 Directors' Stock Option Plan (assumed     Exhibit 10.4.3 to Registrant's
            by Registrant)                                 12/20/95 8-K

10.4.4**    1989 Stock Option and Incentive Plan           Exhibit 10.4.4 to Registrant's
            (assumed by Registrant)                        12/20/95 8-K

10.4.5**    1994 Executive Stock Plan (assumed by          Exhibit 10.4.5 to Registrant's
            Registrant)                                    12/20/95 8-K

10.4.6**    1994 Directors' Stock Option Plan (assumed     Exhibit 10.4.6 to Registrant's
            by Registrant)                                 12/20/95 8-K

10.5.1**    Executive Employee Salary Continuation         Exhibit 10.5.1 to Registrant's
            Agreement, dated July 15, 1986, between        12/20/95 8-K
            Savings Bank (as successor to New London
            Savings and Loan Association) and Ralph N.
            Marten

10.5.2**    Amendment No. 1 to Executive Employee          Exhibit (10)-5.2 to Registrant's
            Salary Continuation Agreement, dated as of     1995 Registration Statement
            September 20, 1995, between Savings Bank
            and Ralph N. Marten

10.5.3**    Salary Continuation Agreement, dated as of     Exhibit 10.5.3 to Registrant's
            April 28, 1994, between Savings Bank and       12/20/95 8-K
            Richard C. Smits

10.5.4**    Amendment No. 1 to Salary Continuation         Exhibit (10)-5.4 to Registrant's
            Agreement, dated as of September 20, 1995,     1995 Registration Statement
            between Savings Bank and Richard C. Smits


10.6.1**    Supplemental Retirement Agreements, dated      Exhibit 10.6.1 to Registrant's
            as of January 1, 1994, between Savings Bank    12/20/95 8-K
            and each of the following executive
            officers of Savings Bank:  Richard E.
            Aicher; Marla J. Carr; Rick B. Colberg;
            Dale J. Darmody; Michael D. Meeuwsen; and
            John E. Steinbrecker

10.6.2**    Supplemental Retirement Agreement, dated as    Exhibit (10)-6.2 to Registrant's
            of January 1, 1995, between Savings Bank       1995 Registration Statement
            and Richard C. Smits

10.6.3**    Amendments No. 1 to Supplemental Retirement    Exhibit (10)-6.3 to Registrant's
            Agreements, dated as of September 20, 1995,    1995 Registration Statement
            between Savings Bank and each of the
            following executive officers of Savings
            Bank:  Richard E. Aicher; Marla J. Carr;
            Rick B. Colberg; Dale J. Darmody; Michael
            D. Meeuwsen; John E. Steinbrecker and
            Richard C. Smits

10.7        Agreements in connection with acquisition      Exhibit 10.7 to Registrant's
            of 50% stock interest in Savings Financial     12/20/95 8-K
            Corporation

11.1        Statement regarding computation of per                                                         X
            share earnings

13.1        Portions of Annual Report to Stockholders                                                      X
            for the year ended December 31, 1996
            incorporated by reference (pages 1, 7 and
            9-36)

21.1        List of Subsidiaries of Registrant             Exhibit 21.1 to Registrant's
                                                           12/20/95 8-K

23.1        Consent of Ernst & Young LLP, Registrant's                                                     X
            independent auditors

24.1        Power of Attorney, contained in the                                                            X
            signature page of this Report

27.1 Financial Data Schedule, which is submitted electronically to the Securities and
            Exchange Commission for information only and not filed.

 __________________
 * Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the SEC, upon request, a copy of any unfiled instrument defining the rights of security holders.

** Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                    EXHIBIT 11.1
                                                                   (1996 10-K)

                               FIRST NORTHERN CAPITAL CORP.
                     COMPUTATION OF NET INCOME PER COMMON SHARE



                                           YEAR ENDED DECEMBER 31,
                               ----------------------------------------------
                                   1996             1995             1994
                               ------------     ------------     ------------
PRIMARY:
  Weighted average
   common shares outstanding
   during each period            4,461,263        4,523,690      4,469,384
  Incremental share relating
  to:
    Dilutive stock options
      outstanding at end of
      each period (1)              103,959          112,788        130,078
                                 ---------        ---------      ---------
                                 4,565,222        4,636,478      4,599,462
                                 =========        ==========     =========


FULLY DILUTED:
  Weighted average
    common shares outstanding
    during each period           4,461,263        4,523,690      4,469,384
  Incremental share relating
  to:
    Dilutive stock options
      outstanding at end of
      each period (2)              137,702          149,076        141,659
                                 ---------        ---------      ---------
                                 4,598,965        4,672,766      4,611,043
                                 =========        ==========     =========

NET INCOME FOR EACH PERIOD      $3,283,000       $4,590,000     $4,198,000


PER COMMON SHARE AMOUNTS:

 Primary, as presented in
  the Statement of Income            $0.72            $0.99          $0.91
 Fully diluted                       $0.71            $0.98          $0.91

------------------------
Notes:
(1)    Based on treasury stock method using average market price.
(2) Based on treasury stock method using period end market price, if higher than average market price.