Form 10-Q
period 1997-03-31
FIRST NORTHERN CAPITAL CORP
filed 1997-05-09
CIK 1002213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON,  D.C.   20549
--------------------------------------------------------------------------
                          F O R M   1 0 - Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                     OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         YES    X                 NO

  THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, $1.00 PAR VALUE PER SHARE, WAS 4,419,335, AT APRIL 30, 1997.

                                   INDEX


                      PART I - FINANCIAL INFORMATION

                                                                     PAGE NO.
ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Consolidated Statements of Financial
         Condition as of March 31, 1997
         and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . 3

         Unaudited Consolidated Statements of Operations
         for the Three Months Ended
         March 31, 1997 and March 31, 1996   . . . . . . . . . . . . . . . . 4
         Unaudited Consolidated Statements of Cash
         Flows for the Three Months Ended
         March 31, 1997 and March 31, 1996 . . . . . . . . . . . . . . . . . 5

         Notes to Unaudited Consolidated
         Financial Statements . . . . . . . . . . . . . . . . . . . . .  6 - 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . 19 -20

                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 20


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     MARCH 31, 1997         DECEMBER 31, 1996
                                   -------------------     --------------------
                                                   (In Thousands)
Assets
Cash                                              $    5,728       $    1,965
Interest-earning deposits                                100            1,598
                                                  ----------       ----------
                   CASH AND CASH EQUIVALENTS           5,828            3,563

Securities available-for-sale, at fair value
  Investment securities                                6,338            5,635
  Mortgage-related securities                          1,692            1,837
  Securities held-to-maturity
  Investment securities
   (estimated fair value of $17,743 -
     1997; $16,633 - 1996)                            17,769           16,583
  Mortgage-related securities
   (estimated fair value of $9,065 -
     1997; $9,247 - 1996)                              9,264            9,325
  Loans held for sale                                  1,854            2,532
  Loans receivable                                   552,132          553,995
  Accrued interest receivable                          3,292            3,295
  Foreclosed properties and repossessed assets            88              189
  Office properties and equipment                      8,639            8,350
  Federal Home Loan Bank stock                         4,273            3,773
  Prepaid expenses and other assets                    6,730            6,426
                                                    --------         --------
                                                    $617,899         $615,503
                                                    ========         ========
Liabilities

Deposits                                            $467,381         $458,323
Borrowings                                            71,951           77,272
Advance payments by borrowers for
  taxes and insurance                                  3,136            5,447
Other liabilities                                      4,314            4,237
                                                    --------         --------
                          TOTAL LIABILITIES          546,782          545,279

Stockholders' Equity

Cumulative preferred stock, $1 par value;
  10,000,000 shares authorized; none outstanding
Common stock, $1 par value; 30,000,000 shares
  authorized; shares issued: 4,568,052 - 1997
  and 1996                                             4,568            4,568
Additional paid-in capital                            14,140           14,389
Unrealized gains on securities available-for-sale,
  net of taxes                                           354              385
Treasury stock at cost (148,717 - 1997; 180,623
  - 1996)                                             (2,361)          (2,853)
Retained earnings                                     54,416           53,735
                                                    --------         --------
                  TOTAL STOCKHOLDERS' EQUITY          71,117           70,224
                                                    --------         --------

                                                    $617,899         $615,503
                                                    ========         ========

             See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                THREE MONTHS ENDED MARCH 31
                                                1997                   1996
                                              ---------              ---------
                                           (In Thousands, Except Per Share Amounts)
Interest income:
  Mortgage loans                                $7,598                 $6,999
  Consumer loans                                 2,889                  2,508
  Investment securities                            419                    385
  Interest-earning deposits                         10                     20
  Mortgage-related securities                      178                    134
                                                ------                 ------
                  TOTAL INTEREST INCOME         11,094                 10,046
Interest expense:
  Deposits                                       5,061                  5,098
  Borrowings                                     1,156                    503
  Advance payments by borrowers for
    taxes and insurance                             14                     15
                                                ------                 ------
                 TOTAL INTEREST EXPENSE          6,231                  5,616
                                                ------                 ------
                    NET INTEREST INCOME          4,863                  4,430
Provision for loan losses                           75                     60
                                                ------                 ------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES          4,788                  4,370
Non-interest income:
  Fees on serviced loans                            83                     91
  Loan fees and service charges                     60                     46
  Deposit account service charges                  289                    203
  Insurance commissions                            106                     61
  Gains on sales of loans                           50                     91
  Other                                            148                    104
                                                ------                 ------
              TOTAL NON-INTEREST INCOME            736                    596

Non-interest expense:
  Compensation, payroll taxes and
   other employee benefits                       1,786                  1,682
  Federal insurance premiums                        60                    261
  Occupancy                                        238                    233
  Data processing                                  338                    303
  Furniture and equipment                          125                    136
  Telephone and postage                            129                    126
  Marketing                                        100                     67
  Other                                            519                    502
                                               -------                 ------
             TOTAL NON-INTEREST EXPENSE          3,295                  3,310
                                               -------                 ------
             INCOME BEFORE INCOME TAXES          2,229                  1,656
Income taxes                                       844                    567
                                               -------                 ------
                             NET INCOME        $ 1,385                $ 1,089
                                               =======                =======

           PRIMARY NET INCOME PER SHARE          $0.31                 $0.23
                                                 =====                 =====

          CASH DIVIDENDS PAID PER SHARE          $0.16                 $0.15
                                                 =====                 =====

            See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 THREE MONTHS ENDED MARCH 31
                                                    1997              1996
                                                  --------         ---------
                                                         (In Thousands)
Operating Activities
Net income                                         $ 1,385          $   1,089
Adjustments to reconcile net income
  to cash provided by operating activities:
  Provision for losses on loans and real estate         75                 60
  Provision for depreciation and amortization          212                188
  Gains on sales of loans                              (50)               (91)
  Loans originated for sale                         (3,044)            (4,520)
  Proceeds from loan sales                           3,722              4,806
  Decrease in interest receivable                        3                 58
  Increase in interest payable                          37                183
  Other                                               (156)              (551)
                                                   -------           --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES     2,184              1,222
                                                   -------           --------
Investing Activities
  Proceeds from maturities of investment
    securities and interest-earning deposits         1,800              4,000
  Purchases of investment securities                (3,740)            (3,000)
  Principal repayments of mortgage-related
    securities                                         201                115
  Purchase of mortgage-related securities           (4,963)
  Loan originations and purchases                  (29,339)           (32,958)
  Loan principal repayments                         31,199             28,649
  Purchases of office properties and equipment        (501)              (144)
  Purchase of Federal Home Loan Bank stock            (500)                (5)
                                                   -------            -------
         NET CASH USED BY INVESTING ACTIVITIES        (880)            (8,306)
                                                   -------            -------
Financing Activities
  Net increase in deposits                           9,021              6,704
  Net decrease in short-term borrowings             (3,397)
  Proceeds from long term borrowings                13,575             19,500
  Repayments of long term borrowings               (15,500)            (5,000)
  Cash dividends                                      (704)              (685)
  Purchase of treasury stock                          (170)              (240)
  Proceeds from exercise of stock option               447                117
  Net decrease in advance payments by
    borrowers for taxes and insurance               (2,311)            (3,222)
                                                  --------            -------
       NET CASH PROVIDED BY FINANCING ACTIVITIES       961             17,174
                                                  --------            -------
           INCREASE IN CASH AND CASH EQUIVALENTS     2,265             10,090
Cash and cash equivalents at beginning of period     3,563              1,274
                                                  --------            -------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  5,828            $11,364
                                                  ========            =======
Supplemental Information to the Statement of Cash Flows:

  Interest credited and paid on deposits            $5,367             $4,916

  Interest paid on borrowings                        1,914                447

  Payments for federal and state income taxes          135                283

  Loans transferred to foreclosed properties and
    repossessed assets                                 112                111

         See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


General
(1) The consolidated financial statements include the accounts of First Northern Capital Corp. ( First Northern or the Company ) and its wholly-owned subsidiary First Northern Savings Bank, S.A. and its subsidiaries (collectively, the "Savings Bank"): Great Northern Financial Services Corporation ("GNFSC"), First Northern Investments Incorporated ("FNII"), Keystone Financial Services, Incorporated ("Keystone")and First Northern Financial Services, Incorporated. All significant intercompany balances and transactions have been eliminated according to generally accepted accounting principles. The Savings Bank's ownership of Savings Financial Corporation ("SFC"), a 50% owned subsidiary, is accounted for by the equity method.

(2) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of First Northern, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at March 31, 1997 and December 31, 1996, the results of their operations for the three months ended March 31, 1997 and 1996 and their cash flows for the three months ended March 31, 1997 and 1996. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with First Northern's 1996 Annual Report to Stockholders.

(3) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for interim and annual periods ending after December 15, 1997. At that time, First Northern will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by basic earnings per share and the dilutive effect of stock options will be excluded. Statement
    No. 128 will have no impact on primary earnings per share for the first quarter ended March 31, 1997, and will increase primary earnings per share $0.01 for the first quarter ended March 31, 1996. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not material.

(4) Securities Available-for-Sale
    The amortized cost and estimated fair values of securities available-for-sale are as follows:

                                                           Gross          Gross
                                            Amortized    Unrealized    Unrealized    Estimated
                                               Cost         Gains         Losses      Fair Value
                                           ----------   ----------    ------------   -----------
                                                               (In Thousands)
At March 31, 1997:
  Asset Management Funds                      $   483                      $(10)        $   473
  Federal Home Loan Mortgage
    Corporation stock                              33         $621                          654
  U.S. government and agency securities         5,235            2          (26)          5,211
                                             --------      -------       -------      ---------
                                                5,751          623          (36)          6,338
  Mortgage-related securities                   1,688            4                        1,692
                                            ---------      -------       -------      ---------
                                               $7,439         $627         $(36)         $8,030
                                               ======         ====          ====          =====          At December 31, 1996:
  Asset Management Funds                      $   476                     $  (5)        $   471
  Federal Home Loan Mortgage
      Corporation stock                            33         $629                          662
  U.S. government and agency securities         4,495           22          (15)          4,502
                                             --------      -------        ------      ---------
                                                5,004          651          (20)          5,635
  Mortgage-related securities                   1,828            9                        1,837
                                            ---------       ------        ------      ---------
                                               $6,832         $660         $(20)         $7,472
                                                =====         ====         ====          =====

(5) Securities Held-to-Maturity
    The amortized cost and estimated fair values of investment securities held-to-maturity, which consist of U.S. government and agency securities, are as follows:



                                                                   Gross         Gross
                                                  Amortized     Unrealized    Unrealized    Estimated
                                                     Cost          Gains         Losses      Fair Value
                                                 -----------   ------------  ------------   -----------
                                                                      (In Thousands)
     At March 31, 1997                             $17,769           $40         $(66)        $17,743
                                                    ======           ===          ====         ======
     At December 31, 1996                          $16,583           $86         $(36)        $16,633
                                                    ======           ===          ====         ======

   At March 31, 1997, these investment securities have the following maturities:

                                       Amortized      Estimated
                                           Cost         Fair Value
                                       -------------- --------------
                                               (In Thousands)
  Due in one year or less                 $ 7,504        $ 7,539

  Due after one year through 5 years       10,265         10,204
                                          -------        -------

                                          $17,769        $17,743
                                           ======         ======

  The amortized cost and estimated fair values of mortgage-related securities held-to-maturity are as follows:

                                                                                    Gross          Gross
                                                     Amortized   Unrealized     Unrealized     Estimated
                                                        Cost        Gains          Losses      Fair Value
                                                    -----------  -----------    -----------   ------------
                                                                      (In Thousands)
   At March 31, 1997:
     Federal Home Loan Mortgage Corporation             $5,533        $39          $(160)          $5,412
     Federal National Mortgage Association               3,731          5           ( 83)           3,653
                                                        ------        ---          ------      ---------
                                                        $9,264        $44          $(243)          $9,065
                                                         =====        ===           =====           =====
   At December 31, 1996:
     Federal Home Loan Mortgage Corporation             $5,595        $50          $ (89)          $5,556
     Federal National Mortgage Association               3,730         17            (56)           3,691
                                                        ------        ---        --------       ---------

                                                        $9,325        $67          $(145)          $9,247
                                                         =====        ===           =====           =====

(6)   Loans Receivable
      Loans receivable consist of the following:

                                                 March 31     December 31
                                                    1997           1996
                                               -----------    ------------
                                                     (In Thousands)
      First mortgage loans:
        One to four family residential           $377,431        $376,189
        Five or more family residential            19,186          20,154
        Commercial real estate                      9,538           9,975
        Construction-residential                   13,149          16,306
        Construction-commercial                     1,521           1,701
        Other                                       2,126           1,900
                                                 --------        --------
                                                  422,951         426,225
      Consumer loans:
        Consumer                                   17,847          18,179
        Second mortgage                            60,599          59,148
        Automobile                                 59,735          60,339
                                                 --------        --------
                                                  138,181         137,666
                                                 --------        --------
                                                  561,132         563,891
       Less:
         Undisbursed loan proceeds                  5,019           5,942
         Allowance for losses                       2,987           2,937
         Unearned loan fees                           994           1,017
                                                 --------        --------
                                                    9,000           9,896
                                                 --------        --------
                                                 $552,132        $553,995
                                                 ========        ========


(7) The weighted average number of shares outstanding, including common stock equivalents, for the three months ended March 31, 1997 and 1996 were 4,534,345 and 4,677,807, respectively.

(8) Certain amounts in 1996 financial statements have been reclassified to conform to the 1997 presentations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              CAUTIONARY FACTORS

This 10-Q contains various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of Management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words anticipate, believe, estimate, expect, objective and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Savings Bank s loan and investment portfolios and the investment portfolio of FNII.

                               FINANCIAL CONDITION

BALANCE SHEET

CASH AND CASH EQUIVALENTS. Cash and cash equivalents were $2.3 million greater at March 31, 1997, as compared to December 31, 1996, primarily as the result of customer deposits made to demand deposit accounts on March 31, 1997. These funds are not available to be used until the following day. Any cash that is not immediately needed to fund loans or operations is invested in overnight interest-earning deposits.

SECURITIES AVAILABLE-FOR-SALE. Securities available-for-sale increased approximately $0.6 million as of March 31, 1997, as compared to December 31, 1996, primarily as the result of a purchase of a U.S. Government security.

SECURITIES HELD-TO-MATURITY. Investment securities held-to-maturity increased $1.2 million primarily as a result of purchases of U.S. Government and agency securities.

Mortgage-related securities held-to-maturity decreased slightly as a result of normal repayments and prepayments of the underlying collateral, mortgage loans.

LOANS HELD FOR SALE. At March 31, 1997, First Northern had $1.9 million of fixed interest rate mortgage and education loans classified as loans held for sale. First Northern originates and sells most of its 30 year fixed interest rate mortgage loans and education loans. 15 year fixed interest rate mortgage loan originations are retained in First Northern s loan portfolio.

LOANS RECEIVABLE. Loans receivable decreased $1.9 million as a result of decreased one-to four-family construction and five or more residential mortgage loan originations. Loan originations are as follows:

                              LOAN ORIGINATIONS AND PURCHASES

                                                   Three Months Ended
                                                         March 31
                                                     1997         1996
                                                 -----------  -----------
                                                      (In Thousands)
Mortgage loans originated and purchased:
  Construction                                      $ 2,278     $  5,703
  Loans on existing property                          5,758        7,374
  Refinancing                                         6,835       14,204
  Other loans                                           606          723
                                                    -------      -------
Total mortgage loans originated
  and purchased                                      15,477       28,004

Consumer loans originated and purchased:
  Consumer                                            1,887        1,589
  Second mortgage                                     7,484        6,322
  Automobile                                          8,418        6,238
  Education                                             954          642
                                                    -------      -------
Total consumer loans originated
      and purchased                                  18,743       14,791
                                                    -------      -------
Total loans originated and purchased                $34,220      $42,795
                                                     ======       ======

Mortgage loan originations for the first quarter of 1997 decreased as compared to the same period in 1996 primarily as the result of an overall slow down of home buying in the markets served by First Northern. Management believes the slowdown in home buying was the result of a slight increase in mortgage loan origination interest rates offered, snowy and cold weather and the interest in the Green Bay Packer s Super Bowl championship. First Northern anticipates that the dollar amount of mortgage loan originations will increase in the second quarter of 1997 as a result of normal increased seasonal home buying.

First Northern sold $2.8 million of fixed interest rate mortgage loans in the first quarter of 1997 as compared to $3.0 million for the same period in 1996. First Northern retains all adjustable interest rate mortgage loan originations in its portfolio; whereas, most 30 year fixed interest rate mortgage loan originations are sold in the secondary market. In addition, $0.9 million of education loans were sold in the three months ended March 31, 1997. In 1995, First Northern's management contractually committed to sell its existing education loan portfolio and to sell its ongoing education loan originations.

Consumer loan originations and purchases increased in the first quarter of 1997 as compared to the first quarter of 1996 primarily as a result of an increase in automobile loan originations in the Savings Bank's jointly owned subsidiary, SFC, and second mortgage loan originations. SFC automobile loan originations increased as a result of developing new business relationships with automobile dealers throughout the state of Wisconsin. First Northern has actively promoted second mortgage loan originations by establishing a reduced introductory interest rate and increasing its direct mail and newspaper advertising.

DEPOSITS. Deposits increased $9.1 million for the first quarter of 1997 as a result of offering competitive interest rates and the acquisition of jumbo (CD's in excess of $100,000) deposits. At times, jumbo deposits are a cheaper source of funds than retail deposits or borrowing. First Northern s jumbo deposits grew $4.0 million in the first three months of 1997.

BORROWINGS. Federal Home Loan Bank ("FHLB") borrowings decreased $5.3 million in the first quarter of 1997, primarily as the result of the growth in deposits and reduced loan originations. First Northern will borrow monies if the borrowing interest rate is a less costly form of funding for loans and investments than acquiring deposits. At March 31, 1997, $57.7 million are fixed interest rate borrowings and $14.2 million are overnight borrowings. First Northern anticipates that it will continue to utilize borrowings throughout 1997 if it incrementally adds to the overall profitability of the Company.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance ("escrow") decreased $2.3 million at March 31, 1997, as compared to December 31, 1996. The decrease in escrow dollars was the result of the payment of First Northern s customers tax payments from their real estate tax escrow account.

STOCKHOLDERS' EQUITY. First Northern paid a cash dividend of $0.16 per share on February 14, 1997 to stockholders of record on January 30, 1997. The increase of $0.01 per share represents a 6.7% increase over the first quarter of 1996 cash dividend of $0.15 per share.

On October 19, 1996, First Northern approved a second stock repurchase program to repurchase 219,057 shares (5% of total shares outstanding) through the open market. These repurchased shares will be used to satisfy exercises of stock options. At March 31, 1997, 23,000 shares had been purchased at an average price of $16.701 per share or a total of $0.4 million. Subsequently, on April 18, 1997, the second stock repurchase program was extended to October 17, 1997.


ASSET QUALITY

First Northern currently classifies any loan on which a payment is 90 days or more past due as non-performing. The following table summarizes non-performing loans and assets:

                                           NON-PERFORMING LOANS AND ASSETS
                                         At March 31           At December 31
                                            1997                    1996
                                         ------------          --------------
                                                 (Dollars in Thousands)
Non-accrual mortgage loans                   $508                   $509
Non-accrual consumer loans                    214                    235
                                           ------                 ------
Total non-performing loans                    722                    744
Properties subject to foreclosure              40                    157

Foreclosed properties and
   repossessed assets                          48                     32
                                           ------                 ------

Total non-performing assets                  $810                   $933
                                             ====                   ====

Non-performing loans as a percent
   total loans                                .13%                   .13%
                                              ===                    ===

Non-performing assets as a percent
   of total assets                            .13%                   .15%
                                              ===                    ===

Total non-performing loans decreased slightly as of March 31, 1997 as compared to December 31, 1996. Management believes non-performing loans and assets, expressed as a percentage of total loans and assets, remain far below state and national averages. There are no accruing material loans known to management at March 31, 1997, that are expected to become non-performing or contain potential losses.

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

                                                           LOAN LOSS ALLOWANCES
                                                  At and for the                       At and for the
                                                Three Months Ended                  Year Ended
                                                   March 31, 1997                     December 31, 1996
                                                ---------------------               --------------------
                                                                (Dollars in Thousands)
Mortgage Loans:
  Balance at the beginning of the period                  $1,453                            $1,578
  Provisions for the period                                   75                                10
  Recoveries
      Commercial real estate                                   1                                 1
  Transfer of loss reserve                                                                    (136)
                                                        --------                          --------

  Balance at the end of the period                         1,529                             1,453

Consumer Loans:
  Balance at the beginning of the period                   1,484                             1,030
  Provisions for the period                                                                    360
  Charge-offs
      Consumer                                                (9)                              (23)
      Automobile                                             (20)                              (43)
  Recoveries
      Consumer                                                 1                                11
      Automobile                                               2                                13
  Transfer of loss reserve                                                                     136
                                                        --------                          --------

  Balance at the end of the period                         1,458                             1,484
                                                        --------                          --------

Total loan loss allowances at the
  end of the period                                       $2,987                            $2,937
                                                           =====                             =====

Allowance as a percent of total loans                        .54%                              .53%
                                                             ===                               ===

Allowance as a percent of non-performing loans            413.71%                           394.76%
                                                          ======                             =====

Allowance as a percent of total assets                       .48%                              .48%
                                                             ===                               ===

Allowance as a percent of non-performing assets           368.77%                           314.79%
                                                          ======                            ======


                            RESULTS OF OPERATIONS


AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.
Average balances are derived from average daily balances. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability. The yields and rates for the three months ended
March 31, 1997 and 1996 have been annualized.


                                            Three Months Ended March 31
                                      ---------------------------------------------------------------------
                                                        1997                           1996
                                      -------------------------------------  ------------------------------
                                                       Interest                           Interest
                                           Average      Earned/    Yield/       Average    Earned/   Yield/
                                           Balance       Paid       Rate        Balance     Paid      Rate
                                       -------------  ----------- ---------  ----------------------- ------
                                                               (Dollars In Thousands)
Interest-earning assets (1):
  Mortgage loans                          $418,218      $ 7,598     7.27%        $390,646   $ 6,999    7.17%
  Consumer loans                           139,746        2,889     8.27          118,058     2,508    8.50
  Investment securities (2)                 26,939          419     6.22           24,466       385    6.29
  Interest-earning deposits                    730           10     5.48            1,499        20    5.34
  Mortgage-related securities (2)           11,076          178     6.43            7,927       134    6.76
                                      ------------   ----------   ------       ----------   -------   -----

  TOTAL                                    596,709       11,094     7.44          542,596    10,046    7.41

Interest-bearing liabilities:
  Passbook accounts                         57,587          306     2.13           56,527       322    2.28
  NOW and variable rate insured
    money market accounts                  102,017          600     2.35           96,304       562    2.33
  Time deposits                            299,826        4,155     5.54          294,613     4,214    5.72
  Advance payments by borrowers
    for taxes and insurance                  2,469           14     2.27            2,661        15    2.25
  Borrowings                                80,740        1,156     5.73           33,997       503    5.92
                                          --------       ------     ----          -------    ------    ----
   TOTAL                                   542,639        6,231     4.59          484,102     5,616    4.64
                                          --------       ------     ----          -------    ------    ----
Net interest-earning assets balance
   and interest rate spread               $ 54,070                  2.85%         $58,494              2.77%
                                           =======                  ====          =======              ====

Average interest-earning
   assets, net interest income
   and net yield on average
   interest-earning assets                $596,709       $4,863     3.26%        $542,596    $4,430    3.27%
                                           =======        =====     ====         ========    ======    ====

Average interest-earning assets
    to interest-bearing liabilities          110.0%                                112.1%
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

                                               Year Ended December 31
                                        ---------------------------------
                                                       1996
                                        ---------------------------------
                                                      Interest
                                          Average      Earned/    Yield/
                                          Balance       Paid       Rate
                                        ----------  -----------  --------
                                              (Dollars In Thousands)
Interest-earning assets (1):
  Mortgage loans                          $401,652      $28,831     7.18%
  Consumer loans                           126,177       10,725     8.50
  Investment securities (2)                 25,215        1,582     6.27
  Interest-earning deposits                  1,220           66     5.41
  Mortgage-related securities (2)           10,344          672     6.50
                                          --------      -------    -----
  TOTAL                                    564,608       41,876     7.42

Interest-bearing liabilities:
  Passbook accounts                         58,744        1,313     2.24
  NOW and variable rate insured
    money market accounts                  102,338        2,388     2.33
  Time deposits                            292,477       16,543     5.66
  Advance payments by borrowers
    for taxes and insurance                  7,142          162     2.27
  Borrowings                                48,393        2,797     5.78
                                          --------      -------    -----
  TOTAL                                    509,094       23,203     4.56
                                          --------      -------    -----

Net interest-earning assets balance
  and interest rate spread                $ 55,514                  2.86%
                                          ========                  ====

Average interest-earning
  assets, net interest income
  and net yield on average
  interest-earning assets                 $564,608      $18,673     3.31%
                                          ========      =======     ====

Average interest-earning assets
  to interest-bearing liabilities           110.9%
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

                                                    Three Months Ended March 31
                                        -----------------------------------------------------
                                                           1997 vs 1996
                                        -----------------------------------------------------
                                                      Increase(decrease) due to:
                                        -----------------------------------------------------
                                                              (In Thousands)
                                                                      Rate/
                                            Rate        Volume       Volume             Total
                                        -------------- ---------   ----------        ----------
Interest-earning assets:
  Mortgage loans                              $98       $   494        $   7           $  599
  Consumer loans                              (68)          461          (12)             381
  Investment securities                        (4)           38                            34
  Interest-earning deposits                     1           (11)                          (10)
  Mortgage-related securities                  (7)           54           (3)              44
                                              ---        ------         ----         --------
  TOTAL                                       $20        $1,036         $ (8)           1,048
                                              ===         =====          ===         --------

Interest-bearing liabilities:
  Passbook accounts                        $  (22)       $    6                           (16)
  NOW and variable rate
    insured money market accounts               5            33                            38
  Time deposits                              (132)           75        $  (2)             (59)
  Advance payments by borrowers
    for taxes and insurance                                  (1)                           (1)
  Borrowings                                  (16)          691          (22)             653
                                         --------        ------        -----         --------
                  TOTAL                    $ (165)        $ 804         $(24)             615
                                           ======          ====         ====         --------
Net change in net interest
  income                                   $  433
                                           ======


                                                      Year Ended December 31
                                    ---------------------------------------------------------
                                                         1996 vs 1995
                                    ---------------------------------------------------------
                                                   Increase(decrease) due to:
                                    ---------------------------------------------------------
                                                           (In Thousands)
                                                                   Rate/
                                         Rate         Volume       Volume           Total
                                    ------------   ----------   -----------      -----------
Interest-earning assets:
  Mortgage loans                         $  734       $ 1,086         $ 29          $ 1,849
  Consumer loans                             71           701            5              777
  Investment securities                     (52)           23           (1)             (30)
  Interest-earning deposits                 (13)          (24)           3              (34)
  Mortgage-related securities               (30)          347          (28)             289
                                         ------       -------        -----           ------
  TOTAL                                  $  710       $ 2,133        $   8            2,851
                                         ======        ======         ====           ------

Interest-bearing liabilities:
  Passbook accounts                      $ (149)       $  (40)     $     4             (185)
  NOW and variable rate
    insured money market accounts           102           381           21              504
  Time deposits                             340            13                           353
  Advance payments by borrowers
    for taxes and insurance                  15           (29)          (2)             (16)
  Borrowings                               (340)        1,000         (149)             511
                                         ------        ------        -----           ------
  TOTAL                                  $  (32)       $1,325        $(126)           1,167
                                         ======        ======         ====           ------
  Net change in net interest
    income                                                                          $ 1,684
                                                                                    =======


STATEMENTS OF INCOME

GENERAL. Net income for the first quarter of 1997 as compared to the first quarter of 1996 increased 27.2%. The increase was primarily the result of a 10% growth in average interest-earning assets, an increase in non-interest income and a reduction in Savings Association Insurance Fund ( SAIF ) deposit insurance premiums.

INTEREST INCOME. Interest income on mortgage loans increased $599,000 in the first quarter of 1997 as a result of the increased dollar amount of mortgage loans outstanding and the increased yield on the mortgage loan portfolio. The 7.1% increase in average mortgage loans outstanding was the result of a stable interest rate environment, competitive pricing of adjustable interest rate mortgage loans and increased marketing of mortgage loans. The increased yield on the mortgage loan portfolio is primarily the result of interest rate adjustments on the existing adjustable interest rate mortgage loans in the portfolio.

Interest income on consumer loans increased $381,000 as a result of increased dollar amount of consumer loans outstanding. (See Balance Sheet--Loans Receivable).

Interest income on investment and mortgage-related securities increased $34,000 and $44,000, respectively. The increases were the result of increased dollars outstanding in investment and mortgage-related securities. Additional dollars were invested in investment and mortgage-related securities to aid First Northern's asset/liability position.

INTEREST EXPENSE. Interest expense on deposits decreased $35,000 in the first quarter of 1997 as compared to the same period in 1996 as a result of a decrease in the cost of deposits. As certificate of deposit ("CD")accounts matured, the CDs were generally reinvested in CDs at a lesser interest rate. The interest rates offered on CDs adjust with market interest rate movement and competition.

To capture new deposits and aid in controlling the cost of deposits, First Northern utilizes non-traditional terms on CDs (i.e., 10 month, 14 month, etc.).

Interest expense on borrowings increased $653,000 in the first quarter of 1997 as compared to the first quarter in 1996 as a result of the increased dollar amount of borrowings (See Balance Sheet--Borrowings). First Northern anticipates it will continue to borrow in the second quarter of 1997 to fund anticipated loan demand.

PROVISION FOR LOAN LOSSES. First Northern increased its provision for loan losses in the first quarter of 1997 as a result of growth in the loan portfolio. The loan loss allowance as of March 31, 1997 was $2,987,000 or
 .54% of total loans and 413.7% of non-performing loans.

Management believes that the current loan loss allowance is adequate; however, the adequacy of the loan loss allowance is reviewed as historical loan loss experience changes, the size and composition of the loan portfolio changes, changes occur in the general economy and as may otherwise be deemed necessary.

NON-INTEREST INCOME. Loan fees and service charges increased $14,000 in the first quarter of 1997 as compared to the first quarter of 1996 primarily as the result of a prepayment fee collected on a large mortgage loan payoff and charges for late payments on loans.

Deposit account service charges increased $86,000 in the first quarter of 1997 primarily as the result of increased NOW (checking) accounts outstanding and their related fees. The Company continues to aggressively market and price checking accounts as it believes the checking account is the product to further develop banking relationships with customers.

Insurance commissions increased $45,000 in the three months of 1997 primarily as the result of bonuses received from insurance carriers. If First Northern obtains a predetermined threshold of insurance sales and insurance losses are at or below another threshold, insurance bonuses can be earned. In the first quarter of 1997, such insurance bonuses amounted to $47,000.

Gains on the sale of loans decreased $41,000 in the first quarter of 1997 as a result of decreased mortgage and education loan sales. In the first quarter of 1997, $2.8 million of mortgage loans and $0.9 million of education loans were sold as compared to $3.0 million of mortgage loans and $1.8 million of education loans in the first quarter of 1996.

Other income increased $48,000 in the first quarter of 1997 as compared to the same period in 1996 primarily as a result of increased fees earned on brokerage commissions. GNFSC offers full brokerage service to the public, which includes but is not limited to, mutual fund sales, tax-deferred annuity sales and the sale of stock.

NON-INTEREST EXPENSE. Compensation expense increased $104,000 in the first three months of 1997 as a result of salary increases and related expenses and education costs. First Northern has continued its emphasis on employee education, especially with the introduction of a new teller system.

Federal insurance premiums decreased $201,000 in the first quarter of 1997, as a result of reduced SAIF deposit insurance premiums and a $15,000 refund of deposit insurance premiums from prior periods. In 1997, First Northern, like other SAIF insured financial institutions, had its SAIF insurance premium reduced to $0.065 per one hundred dollars of assessable deposits as compared to $0.23 per one hundred dollars of assessable deposits in the first quarter of 1996. This premium reduction was the result of the special SAIF assessment charged to each SAIF insured institution in the third quarter of 1996 to recapitalize the SAIF insurance fund. First Northern s special assessment, which was paid in the third quarter of 1996, was $2,856,000.

Data processing expense increased $35,000 primarily as the result of the installation of a new PC based teller system. First Northern completed its installation of a new PC based teller system in the first quarter of 1997 to further automate and improve the delivery of information and customer service.

Marketing expense increased $33,000 in the first quarter of 1997 as a result of increased marketing of deposit and loan products. First Northern believes that growth in lending and deposit volumes necessitates increased marketing and hence, increased marketing costs.

Other expenses increased for the three months ended March 31, 1997, as compared to the same period in 1996 primarily as the result of costs associated with SFC operating costs and bad check charge-offs.

Income Taxes. The effective income tax rate for the first quarter of 1997 was 37.9% as compared to 34.2% for the same period in 1996. The 1997 effective income tax rate was higher than 1996 as a result of the first quarter of 1996 utilization of a tax expense over accrual in 1995.


                          LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY
Federal regulations historically have required First Northern Savings Bank, S.A. to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows, and is currently 5% of net withdrawable deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government and agency securities and other obligations generally having remaining maturities of less than five years. First Northern Savings Bank, S.A. has historically maintained its liquidity ratio at a level in excess of that required by the OTS (as defined below). First Northern Savings Bank's monthly average short-term liquidity and total liquidity ratio at March 31, 1997 was 3.29% and 5.98%, respectively, as compared to 3.04% and 5.97%, respectively, at December 31, 1996. The March 31, 1997, liquidity ratios increased slightly as compared to the ratios at December 31, 1996 as a result of the purchase of investment securities. First Northern Savings Bank believes that its maintenance of excess liquidity, above the 5% federally required total liquidity ratio, is an appropriate strategy to aid in proper asset and liability management.

Liquidity management is both a daily and long-term responsibility of management. First Northern Savings Bank adjusts its investments in liquid assets based upon managements' assessment of: (I)expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits; and (iv) the objectives of its asset and liability management program. Excess liquidity is invested generally in interest-earning overnight deposits and other short-term government and agency obligations. When First Northern Savings Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB of Chicago or other sources.


CAPITAL RESOURCES AND REGULATORY INFORMATION

First Northern's net worth to total assets ratio at March 31, 1997, for State of Wisconsin regulatory requirements was 11.2% or almost two times the Wisconsin minimum legal requirement of 6.00% of total assets established by the Division of Savings Institutions of the Department of Financial Institutions, which regulates First Northern. The OTS adopted capital regulations for savings institutions effective December 7, 1989. The capital rules require savings associations to meet three separate capital standards:
(i)Tangible capital equal to 1.5% of adjusted total assets; (ii) Core capital equal to 3% of adjusted total assets; and (iii) Risk-based capital equal to 8.0% of the value of risk weighted assets.

As of March 31, 1997, the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Savings Bank must maintain minimum tangible, core and risk based ratios as set forth in the table. As a state-chartered savings institution, the Savings Bank is also subject to a minimum capital requirement of the State of Wisconsin. Management believes, as of March 31, 1997, that the Savings Bank exceeds all capital adequacy requirements to which it is subject. There are no conditions or events since that notification that management believes have changed the Savings Bank's categorization as well capitalized.

The Savings Bank's required and actual capital amounts and ratios are presented in the following table.

                                                                                           Excess Actual
                                                                   Required            Capital Over Required
                                          Actual              Regulatory Capital         Regulatory Capital
                                     ------------------       ------------------       ----------------------
                                       Amount    Ratio         Amount     Ratio          Amount       Ratio
                                     ----------  ------       -----------------        ---------------------
                                                             (Dollars in Thousands)
As of March 31, 1997
  Tangible Capital                    $65,489     10.6%        $ 9,246     1.5%          $56,243       9.1%
    (to Tangible Assets)
  Core Capital                         65,489     10.6%         18,491     3.0%           46,998       7.6%
    (to Tangible Assets)
  Risk-Based Capital                   68,476     17.5%         31.285     8.0%           37,191       9.5%
    (to Risk-Weighted Assets)
  State of Wisconsin Capital           69,383     11.2%         37,074     6.0%           32,309       5.2%
    (to Total Assets)

As of December 31, 1996:
  Tangible Capital                    $64,489     10.5%        $ 9,204     1.5%          $55,285       9.0%
    (to Tangible Assets)
  Core Capital                         64,489     10.5%         18,409     3.0%           46,080       7.5%
    (to Tangible Assets)
  Risk-Based Capital                   67,426     17.8%         30,295     8.0%           37,131       9.8%
    (to Risk-Weighted Assets)
  State of Wisconsin Capital           68,754     11.2%         36,915     6.0%           31,839       5.2%
    (to Total Assets)


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



                                          First Northern Capital Corp.
                                    ----------------------------------------
                                                    (Registrant)



 Date:    May 9,1997                   /s/RICK B. COLBERG
      ------------------           -----------------------------------------
                                   Rick B. Colberg
                                   Vice President and Chief Financial Officer
                                   (Mr. Colberg is also duly authorized to sign
                                     on behalf of registrant)

                            FIRST NORTHERN CAPITAL CORP.

                                     * * * * *
                                   EXHIBIT INDEX
                                        TO
                       FIRST QUARTER 1997 REPORT ON FORM 10-Q

Exhibit                                                Filed     Sequential
Number             Description                        Herewith    Page Number

11.1      Statement regarding computation
          of per share earnings                           X

27.1      Financial Data Schedule, which
          is submitted electronically
          to the Securities and Exchange
          Commission for information only
          and not filed.

                                                                Exhibit 11.1


                          First Northern Capital Corp.
                 Computation of Net Income Per Common Share

                                                   Three Months
                                                  Ended March 31
                                              1997              1996
                                           ------------      -----------
PRIMARY:
Weighted average common shares
  outstanding during each period             4,434,653         4,564,440
Incremental shares relating to:
  Dilutive stock options outstanding at
  end of each period (1)                        99,692           113,367
                                             ---------         ---------
                                             4,534,345         4,677,807
                                             =========         =========
FULLY DILUTED:
Weighted average common shares
  outstanding during each period             4,434,653         4,564,440
Incremental shares relating to:
  Dilutive stock options outstanding at
  end of each period (2)                       114,660           115,260
                                             ---------         ---------
                                             4,549,313         4,679,700
                                             =========         =========

NET INCOME FOR EACH PERIOD                  $1,385,067        $1,088,866
                                            ==========        ==========

PER COMMON SHARE AMOUNTS:
  Primary, as presented in
  the Statement of Operations                    $0.31             $0.23
                                                 =====             =====

Fully diluted                                    $0.30             $0.23
                                                 =====             =====

Notes:
(1)   Based on treasury stock method using average market price.
(2) Based on treasury stock method using period end market price, if higher than average market price.