Form 10-Q
period 1997-06-30
FIRST NORTHERN CAPITAL CORP
filed 1997-08-14
CIK 1002213

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON,  D.C.   20549
------------------------------------------------------------------------
                        F O R M   1 0 - Q

     /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
                                (414) 437-7101
              (Address, including Zip Code, and telephone number,
         including area code, of registrant's principal executive offices)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL
REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH
SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH
REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                 YES    X                 NO

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, $1.00 PAR VALUE PER SHARE, WAS 4,420,100, AT JULY 31, 1997.

                                 INDEX

                   PART I - FINANCIAL INFORMATION

                                                                 PAGE NO.
ITEM 1.  FINANCIAL STATEMENTS

  Unaudited Consolidated Statements of Financial
  Condition as of June 30, 1997
  and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . 3

  Unaudited Consolidated Statements of Income
  for the Three Months Ended
  June 30, 1997 and June 30, 1996. . . . . . . . . . . . . . . . . . . 4

  Unaudited Consolidated Statements of Income
  for the Six Months Ended
  June 30, 1997 and June 30, 1996. . . . . . . . . . . . . . . . . . . 5

  Unaudited Consolidated Statements of Cash
  Flows for the Six Months Ended
  June 30, 1997 and June 30, 1996. . . . . . . . . . . . . . . . . . . 6

  Notes to Unaudited Consolidated
  Financial Statements . . . . . . . . . . . . . . . . . . . . . . 7 - 9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . 10 - 22

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK. . . . . . . . . . . . . . . . . . . . . . . . . 23


                    PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . 23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . 23

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

                   PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                          June 30, 1997  December 31, 1996
                                          -------------  -----------------
                                                   (In Thousands)
ASSETS
Cash                                          $  6,733       $  1,965
Interest-earning deposits                           99          1,598
                                              --------       --------
         CASH AND CASH EQUIVALENTS               6,832          3,563

Securities available-for-sale, at fair value
  Investment securities                          7,578          5,635
  Mortgage-related securities                    1,461          1,837
Securities held-to-maturity
  Investment securities
   (estimated fair value of
     $19,270 - 1997; $16,633 - 1996)            19,242         16,583
  Mortgage-related securities
   (estimated fair value of
     $10,024 - 1997; $9,247 - 1996)             10,132          9,325
Loans held for sale                                568          2,532
Loans receivable                               568,580        553,995
Accrued interest receivable                      3,474          3,295
Foreclosed properties and repossessed assets        85            189
Office properties and equipment                  8,575          8,350
Federal Home Loan Bank stock                     4,273          3,773
Prepaid expenses and other assets                6,925          6,426
                                              --------       --------
                                              $637,725       $615,503
                                              ========       ========
LIABILITIES

Deposits                                      $477,889       $458,323
Borrowings                                      77,319         77,272
Advance payments by borrowers
    for taxes and insurance                      6,464          5,447
Other liabilities                                4,164          4,237
                                              --------       --------
                         TOTAL LIABILITIES     565,836        545,279

STOCKHOLDERS' EQUITY

Cumulative preferred stock, $1 par value; 10,000,000
     shares authorized; none outstanding
Common stock, $1 par value; 30,000,000
     shares authorized; shares issued:
         4,568,052 - 1997 and 1996               4,568          4,568
Additional paid-in capital                      14,069         14,389
Unrealized gains on securities
     available-for-sale, net of taxes              495            385
Treasury stock at cost
     (151,017 shares - 1997;
        180,623 shares - 1996)                  (2,411)        (2,853)
Retained earnings                               55,168         53,735
                                              --------       --------
               TOTAL STOCKHOLDERS' EQUITY       71,889         70,224
                                              --------       --------

                                              $637,725       $615,503
                                              ========       ========

          See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                       THREE MONTHS ENDED JUNE 30
                                           1997         1996
                                        ---------    ----------
                                             (In Thousands,
                                        Except Per Share Amounts)
Interest income:
  Mortgage loans                         $  7,751     $  7,049
  Consumer loans                            3,022        2,527
  Investment securities                       458          386
  Interest-earning deposits                    12           25
  Mortgage-related securities                 172          173
                                         --------     --------
                TOTAL INTEREST INCOME      11,415       10,160
Interest expense:
  Deposits                                  5,273        5,039
  Borrowings                                1,143          522
  Advance payments by borrowers
    for taxes and insurance                    28           30
                                         --------     --------
               TOTAL INTEREST EXPENSE       6,444        5,591
                                         --------     --------
                  NET INTEREST INCOME       4,971        4,569
Provision for loan losses                      65           60
                                         --------     --------
            NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES       4,906        4,509

Non-interest income:
  Fees on serviced loans                       83           87
  Loan fees and service charges                77           59
  Deposit account service charges             305          212
  Insurance commissions                        63           97
  Gains on sales of loans                      72           62
  Gain on sale of assets                       22           19
  Other                                       160          131
                                         --------     --------
            TOTAL NON-INTEREST INCOME         782          667

Non-interest expense:
  Compensation, payroll taxes and
    other employee benefits                 1,779        1,686
  Federal insurance premiums                   75          259
  Occupancy                                   222          213
  Data processing                             363          282
  Furniture and equipment                     123          129
  Telephone and postage                       118          108
  Marketing                                    79           90
  Other                                       575          530
                                         --------     --------
           TOTAL NON-INTEREST EXPENSE       3,334        3,297
                                         --------     --------
           INCOME BEFORE INCOME TAXES       2,354        1,879
Income taxes                                  895          698
                                         --------     --------
                           NET INCOME    $  1,459     $  1,181
                                         ========     ========

         PRIMARY NET INCOME PER SHARE       $0.32        $0.26
                                            =====        =====

        CASH DIVIDENDS PAID PER SHARE       $0.16        $0.15
                                            =====        =====

     See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                       SIX MONTHS ENDED JUNE 30
                                           1997          1996
                                       ----------     ----------
                                            (In Thousands,
                                         Except Per Share Amounts)
Interest income:
  Mortgage loans                          $15,349      $14,047
  Consumer loans                            5,911        5,035
  Investment securities                       877          772
  Interest-earning deposits                    22           45
  Mortgage-related securities                 350          307
                                          -------      -------
                  TOTAL INTEREST INCOME    22,509       20,206
Interest expense:
  Deposits                                 10,334       10,137
  Borrowings                                2,299        1,025
  Advance payments by borrowers
   for taxes and insurance                     42           45
                                          -------      -------
                 TOTAL INTEREST EXPENSE    12,675       11,207
                                          -------      -------
                    NET INTEREST INCOME     9,834        8,999
Provision for loan losses                     140          120
                                          -------      -------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES     9,694        8,879

Non-interest income:
  Fees on serviced loans                      166          179
  Loan fees and service charges               137          105
  Deposit account service charges             594          414
  Insurance commissions                       169          158
  Gains on sales of loans                     122          154
  Gain on sale of assets                       22           19
  Other                                       308          234
                                          -------      -------
              TOTAL NON-INTEREST INCOME     1,518        1,263

Non-interest expense:
  Compensation, payroll taxes and
  other employee benefits                   3,565        3,368
  Federal insurance premiums                  135          520
  Occupancy                                   460          446
  Data processing                             701          585
  Furniture and equipment                     248          265
  Telephone and postage                       247          234
  Marketing                                   179          156
  Other                                     1,094        1,033
                                          -------      -------
             TOTAL NON-INTEREST EXPENSE     6,629        6,607
                                          -------      -------
             INCOME BEFORE INCOME TAXES     4,583        3,535
Income taxes                                1,739        1,265
                                          -------      -------
                             NET INCOME   $ 2,844      $ 2,270
                                          =======      =======

           PRIMARY NET INCOME PER SHARE     $0.63        $0.49
                                            =====        =====

          CASH DIVIDENDS PAID PER SHARE     $0.32        $0.30
                                            =====        =====

    See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 SIX MONTHS ENDED JUNE 30
                                                    1997         1996
                                                 ---------    ---------
                                                     (In Thousands)
Operating Activities
  Net income                                      $  2,844     $  2,270
  Adjustments to reconcile net
   income to cash provided
    by operating activities:
  Provision for losses on loans and real estate        140          120
   Provision for depreciation and amortization         436          376
   Gains on sales of loans                            (122)        (154)
   Loans originated for sale                        (5,670)      (6,491)
   Proceeds from loan sales                          7,633        9,318
   Increase in interest receivable                    (179)         (69)
   Increase in interest payable                        114          215
   Other                                              (370)        (687)
                                                   -------      -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES    4,826        4,898
                                                   -------      -------
Investing Activities
  Proceeds from maturities of investment securities
   and interest-earning deposits                     2,800        7,750
  Purchases of investment securities                (7,220)      (7,561)
  Principal repayments of
    mortgage-related securities                        553          241
  Purchase of mortgage-related securities             (989)      (5,697)
  Loan originations and purchases                  (84,614)     (79,344)
  Loan principal repayments                         69,947       61,811
  Purchases of office properties and equipment        (661)        (225)
  Purchase of Federal Home Loan Bank stock            (500)          (5)
                                                   -------      -------
            NET CASH USED BY INVESTING ACTIVITIES  (20,684)     (23,030)

Financing Activities
  Net increase in deposits                          19,452        5,218
  Net increase (decrease) in short-term borrowings  (9,728)       8,130
  Proceeds from long term borrowings                33,275       24,500
  Repayments of long term borrowings               (22,500)     (10,000)
  Maturity of security sold under
    agreement to repurchase                         (1,000)
  Cash dividends paid                               (1,412)      (1,349)
  Purchase of treasury stock                          (441)      (2,868)
  Proceeds from exercise of stock options              465          162
  Net increase in advance payments by
    borrowers for taxes and insurance                1,016          403
                                                   -------      -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES   19,127       24,196

       INCREASE IN CASH AND CASH EQUIVALENTS         3,269        6,064
Cash and cash equivalents at beginning of period     3,563        1,274
                                                   -------      -------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD  $ 6,832      $ 7,338
                                                   =======      =======

       Supplemental Information to the Statement of Cash Flows:

  Interest credited and paid on deposits           $10,259       $9,922

  Interest paid on borrowings                        2,266          923

  Payments for federal and state income taxes        1,111        1,445

  Loans transferred to foreclosed properties
      and repossessed assets                           175          189

       See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
    AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

(1) The consolidated financial statements include the accounts of First Northern Capital Corp. ("First Northern" or the "Company") and its wholly-owned subsidiary First Northern Savings Bank, S.A. and its subsidiaries (collectively, the "Savings Bank"): Great Northern Financial Services Corporation ("GNFSC"), First Northern Investments Incorporated ("FNII"), Keystone Financial Services, Incorporated ("Keystone") and First Northern Financial Services, Incorporated. All significant intercompany balances and transactions have been eliminated according to generally accepted accounting principles. The Savings Bank's ownership of Savings Financial Corporation ("SFC"), a 50% owned subsidiary, is accounted for by the equity method.

(2) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of First Northern, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at June 30, 1997 and December 31, 1996, the results of their operations for the three and six months ended June 30, 1997 and 1996, and their cash flows for the six months ended June 30, 1997 and 1996. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with First Northern's 1996 Annual Report to Stockholders.

(3) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for interim and annual periods ending after December 15, 1997. At that time, First Northern will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by basic earnings per share and the dilutive effect of stock options will be excluded. Statement No. 128 will increase primary earnings per share $0.01 for the three months ended June 30, 1997, and will have no impact on primary earnings per share for the three months ended June 30, 1996. Statement No. 128 will increase primary earnings per share $0.01 for the six months ended June 30, 1997 and 1996, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not material.

(4) Securities Available-for-Sale
    The amortized cost and estimated fair values of securities available-for-sale are as follows:

                                            Gross         Gross
                               Amortized  Unrealized   Unrealized   Estimated
                                  Cost       Gains       Losses    Fair Value
                               ---------  ----------   ----------  ----------
                                                      (In Thousands)

At June 30, 1997:
   Asset Management Funds        $  490                   $ (7)      $   483
   Federal Home Loan Mortgage
     Corporation stock               33      $807                        840
   U.S. government and
     agency securities            6,237        29          (11)        6,255
                                 ------      ----         ----        ------
                                  6,760       836          (18)        7,578
   Mortgage-related securities    1,457         4                      1,461
                                 ------      ----         ----        ------
                                 $8,217      $840         $(18)       $9,039
                                 ======      ====         ====        ======
At December 31, 1996:

   Asset Management Funds        $  476                  $  (5)       $  471
   Federal Home Loan Mortgage
     Corporation stock               33      $629                        662
   U.S. government and
     agency securities            4,495        22          (15)        4,502
                                 ------      ----         ----        ------
                                  5,004       651          (20)        5,635
   Mortgage-related securities    1,828         9                      1,837
                                 ------      ----         ----        ------
                                 $6,832      $660         $(20)       $7,472
                                 ======      ====         ====        ======

(5) Securities Held-to-Maturity
    The amortized cost and estimated fair values of investment securities held-to-maturity, which consist of U.S. government and agency securities, are as follows:

                                            Gross       Gross
                               Amortized  Unrealized  Unrealized   Estimated
                                  Cost      Gains       Losses     Fair Value
                               ---------  ----------  ----------   ----------
                                                (In Thousands)
  At June 30, 1997               $19,242      $56         $(28)      $19,270
                                 =======      ===         ====       =======

  At December 31, 1996           $16,583      $86         $(36)      $16,633
                                 =======      ===         ====       =======

  At June 30, 1997, these investment securities have the following maturities:

                                                  Amortized  Estimated
                                                     Cost    Fair Value
                                                  ---------  ----------
                                                      (In Thousands)
      Due in one year or less                       $ 7,504   $ 7,535
      Due after one year through 5 years             11,738    11,735
                                                    -------   -------

                                                    $19,242   $19,270
                                                    =======   =======

  The amortized cost and estimated fair values of mortgage-related securities held-to-maturity are as follows:

                                            Gross       Gross
                               Amortized  Unrealized  Unrealized   Estimated
                                 Cost       Gains       Losses     Fair Value
                               ---------  ----------  ----------  ------------
                                                   (In Thousands)
At June 30, 1997:
  Federal Home Loan
    Mortgage Corporation         $ 6,400     $41         $(102)      $ 6,339
  Federal National
    Mortgage Association           3,732      11          ( 58)        3,685
                                 -------     ---         -----       -------
                                 $10,132     $52         $(160)      $10,024
                                 =======     ===         =====       =======
At December 31, 1996:
  Federal Home Loan
    Mortgage Corporation          $5,595     $50         $ (89)       $5,556
  Federal National
    Mortgage Association           3,730      17           (56)        3,691
                                  ------     ---         -----        ------
                                  $9,325     $67         $(145)       $9,247
                                  ======     ===         =====        ======

(6)  Loans Receivable
     Loans receivable consist of the following:

                                                 June 30     December 31
                                                   1997         1996
                                                ---------   ------------
                                                     (In Thousands)
    First mortgage loans:
      One to four family residential             $383,700     $376,189
      Five or more family residential              21,429       20,154
      Commercial real estate                        8,786        9,975
      Construction-residential                     17,841       16,306
      Construction-commercial                       1,052        1,701
      Other                                         2,127        1,900
                                                 --------     --------
                                                  434,935      426,225
    Consumer loans:
      Consumer                                     18,621       18,179
      Second mortgage                              64,122       59,148
      Automobile                                   63,692       60,339
                                                 --------     --------
                                                  146,435      137,666
                                                 --------     --------
                                                  581,370      563,891
   Less:
      Undisbursed loan proceeds                     8,745        5,942
      Allowance for losses                          3,043        2,937
      Unearned loan fees                            1,002        1,017
                                                 --------     --------
                                                   12,790        9,896
                                                 --------     --------
                                                 $568,580     $553,995
                                                 ========     ========

(7) The weighted average number of shares outstanding, including common stock equivalents, for the three months ended June 30, 1997 and 1996, were 4,524,560 and 4,569,597, respectively and for the six months ended
    June 30, 1997 and 1996, were 4,516,767 and 4,632,175, respectively.

(8) Certain amounts in 1996 financial statements have been reclassified to conform to the 1997 presentations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         CAUTIONARY FACTORS

This 10-Q contains various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Savings Bank's loan and investment portfolios and the investment portfolio of FNII.


                             FINANCIAL CONDITION

BALANCE SHEET

CASH AND CASH EQUIVALENTS. Cash and cash equivalents were $3.3 million greater at June 30, 1997, as compared to December 31, 1996, primarily as the result of regular month end customer deposits made to demand deposit accounts on
June 30, 1997.   These funds are not available to be used until the following day. Any cash that is not immediately needed to fund loans or operations is invested in overnight interest-earning deposits.

SECURITIES AVAILABLE-FOR-SALE. Investment securities available-for-sale increased approximately $1.9 million as of June 30, 1997, as compared to December 31, 1996, primarily as the result of purchases of U.S. Government and Agency securities and increases in the market value of some investment securities.

SECURITIES HELD-TO-MATURITY. Investment securities held-to-maturity increased $2.7 million primarily as a result of purchases of U.S. Government and agency securities.

Mortgage-related securities held-to-maturity increased $0.8 million primarily as a result of purchases of mortgage-related securities.

LOANS HELD FOR SALE. At June 30, 1997, First Northern had $0.6 million of fixed interest rate mortgage and education loans classified as loans held for sale. First Northern originates and sells most of its 30 year fixed interest rate mortgage loans and all of its education loans. Fifteen (15) year fixed interest rate mortgage loan originations are retained in First Northern's loan portfolio.

LOANS RECEIVABLE. Loans receivable increased $14.6 million at June 30, 1997, as compared to December 31, 1996, as a result of mortgage loan originations and purchases. Loan originations and purchases are as follows:

                     LOAN ORIGINATIONS AND PURCHASES

                                         Three Months Ended   Six Months Ended
                                               June 30               June 30
                                         ------------------    ---------------
                                           1997      1996      1997      1996
                                           (In Thousands)       (In Thousands)

Mortgage loans originated and purchased:
  Construction                           $ 7,636   $ 9,576   $ 9,914   $15,279
  Loans on existing property              18,893    13,842    24,651    21,217
  Refinancing                              9,389     8,366    16,224    22,570
  Other loans                                371       673       977     1,396
                                         -------   -------   -------   -------
Total mortgage loans originated
  and purchased                           36,289    32,457    51,766    60,462

Consumer loans originated and purchased:
  Consumer                                 3,205     3,098     5,092     4,687
  Second mortgage                         11,310     9,567    18,794    15,889
  Automobile                              13,776    10,474    22,194    16,711
  Education                                   98       106     1,052       748
                                         -------   -------   -------   -------
Total consumer loans originated
  and purchased                           28,389    23,245    47,132    38,035
                                         -------   -------   -------   -------
Total loans originated and purchased     $64,678   $55,702   $98,898   $98,497
                                         =======   =======   =======   =======

Mortgage loan originations and purchases for the second quarter of 1997 increased as compared to the same period in 1996 primarily as the result of purchases of single-family residential mortgage loans and multi-family participations located in Wisconsin. First Northern purchases mortgage loans and participates in multi-family originations, in Wisconsin, when the return on these loans is greater than alternative investments. In the second quarter of 1997, First Northern purchased approximately $4.4 million of such loans.

Mortgage loan originations within First Northern's normal market area for the second quarter of 1997 and the six months ended June 30, 1997 as compared to the same periods in 1996 have decreased primarily as a result of a general slowdown of home buying and building activity in First Northern's market area. Management believes the slowdown in home buying and building is the result of a slight increase in mortgage loan origination interest rates early in 1997, and since early 1997, the relatively stable interest rate environment which can reduce the dollar amount of mortgage loans that are refinanced.

First Northern sold $2.4 million of fixed interest rate mortgage loans in the second quarter of 1997 as compared to $3.3 million for the same period in 1996 and $5.3 million in the first six months of 1997 as compared to $2.6 million for the same period in 1996. First Northern retains all adjustable interest rate mortgage loan originations in its portfolio; whereas, most 30 year fixed interest rate mortgage loan originations are sold in the secondary market.
In addition, $2.3 million of education loans were sold in the six months ended June 30, 1997. In 1995, First Northern's management contractually committed to sell its existing education loan portfolio and to sell its ongoing education loan originations.

Consumer loan originations and purchases increased in the second quarter of 1997 as compared to the second quarter of 1996 primarily as a result of an increase in automobile loan originations in the Savings Bank's jointly owned subsidiary, SFC, and second mortgage loan originations. SFC automobile loan originations increased as a result of developing new business relationships with automobile dealers throughout the state of Wisconsin. First Northern has actively promoted second mortgage loan originations by establishing a reduced introductory interest rate and increasing its direct mail and newspaper advertising.

DEPOSITS. Deposits increased $19.6 million for the first six months of 1997 as a result of offering competitive interest rates, the acquisition of "jumbo" (CD's in excess of $100,000) deposits and increased demand deposits. At times, jumbo deposits are a cheaper source of funds than retail deposits or borrowing. First Northern's jumbo deposits have increased $8.1 million in the first six months of 1997.

BORROWINGS. Federal Home Loan Bank ("FHLB") borrowings increased slightly in the first six months of 1997, primarily as the result of the growth in deposits and loan originations that were up slightly over 1996. First Northern will borrow monies if the borrowing interest rate is a less costly form of funding for loans and investments than acquiring deposits. At June 30, 1997, $69.4 million are fixed interest rate borrowings and $7.9 million are overnight borrowings. First Northern anticipates that it will continue to utilize borrowings throughout 1997 if this incrementally adds to the overall profitability of the Company.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance ("escrow") increased $1.0 million at June 30, 1997, as compared to December 31, 1996. The increase in escrow dollars was the result of mortgage loan customers accumulating escrow dollars for payment of their real estate taxes.

STOCKHOLDERS' EQUITY. First Northern paid a cash dividend of $0.16 per share on May 14, 1997 to stockholders of record on April 30, 1997. The increase of $0.01 per share represents a 6.7% increase over the second quarter of 1996 cash dividend of $0.15 per share.

On October 19, 1996, First Northern approved a second stock repurchase program to repurchase 219,057 shares (5% of total shares outstanding) through the open market. On April 18, 1997, the second stock repurchase program was extended to October 17, 1997. These repurchased shares will be used to satisfy exercises of stock options. At June 30, 1997, 30,400 shares had been purchased at an average price of $17.23 per share or a total of $0.5 million.

Subsequent to the end of the second quarter of 1997, First Northern's Board of Directors declared a cash dividend, on a pre-split basis, of $0.16 per share and two-for-one stock split in the form of a 100% stock dividend to stockholders' of record on August 1, 1997. The cash dividend will be paid on August 15, 1997 and the 100% stock dividend will be paid on August 18, 1997.

ASSET QUALITY

First Northern currently classifies any loan on which a payment is 90 days or more past due as non-performing. The following table summarizes non-performing loans and assets:

                                     NON-PERFORMING LOANS AND ASSETS
                                      At June 30    At December 31
                                         1997             1996
                                      ----------    --------------
                                         (Dollars in Thousands)
Non-accrual mortgage loans               $222             $509
Non-accrual consumer loans                 74              235
                                         ----             ----
Total non-performing loans                296              744
Properties subject to foreclosure           2              157
Foreclosed properties and
   repossessed assets                      83               32
                                         ----             ----
Total non-performing assets              $381             $933
                                         ====             ====
Non-performing loans as a percent
   total loans                            .05%             .13%
                                          ===              ===
Non-performing assets as a percent
   of total assets                        .06%             .15%
                                          ===              ===

Total non-performing loans decreased $448,000 as of June 30, 1997, as compared to December 31, 1996, primarily as a result of the good economy in First Northern's market areas which assisted loan customers to bring their loan current. Management believes non-performing loans and assets, expressed as a percentage of total loans and assets, are far below state and national averages. There are no accruing, material loans which, at June 30, 1997, management has reason to believe will become non-performing or result in potential losses.

In addition, management believes that the Savings Bank's allowances for loan losses are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review First Northern's allowances for losses on loans and real estate owned. Such agencies may require First Northern to recognize additions to the allowances based on their judgment of information available to them at the time of their examination.

All of First Northern's loans are domestic. A summary of the allowance for losses is shown below.

                                                LOAN LOSS ALLOWANCES
                                         At and for the      At and for the
                                        Six Months Ended       Year Ended
                                          June 30, 1997    December 31, 1996
                                        -----------------  ------------------
                                                  (Dollars in Thousands)
Mortgage Loans:
  Balance at the beginning of the period       $1,453              $1,578
  Provisions for the period                       100                  10
  Recoveries
     Commercial real estate                         1                   1
  Transfer of loss reserve                                           (136)
                                               ------              ------
  Balance at the end of the period              1,554               1,453

Consumer Loans:
  Balance at the beginning of the period        1,484               1,030
  Provisions for the period                        40                 360
  Charge-offs
     Consumer                                     (17)                (23)
     Automobile                                   (27)                (43)
  Recoveries
     Consumer                                       6                  11
     Automobile                                     3                  13
  Transfer of loss reserve                                            136
                                               ------              ------
  Balance at the end of the period              1,489               1,484
                                               ------              ------
Total loan loss allowances at the
  end of the period                            $3,043              $2,937
                                               ======              ======

Allowance as a percent of total loans             .53%                .53%
                                                  ===                 ===
Allowance as a percent of
   non-performing loans                      1,028.04%             394.76%
                                             ========              ======

Allowance as a percent of total assets            .48%                .48%
                                                  ===                 ===

Allowance as a percent of
   non-performing assets                       798.69%             314.79%
                                               ======              ======

                              RESULTS OF OPERATIONS

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are derived from average daily balances. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability. The yields and rates for the six months ended
June 30, 1997 and 1996 have been annualized.

                                             Six Months Ended June 30
                                ----------------------------------------------------
                                            1997                       1996
                                ----------------------------------------------------
                                          Interest                   Interest
                                 Average   Earned/ Yield/   Average   Earned/ Yield/
                                 Balance    Paid    Rate    Balance    Paid   Rate
                                --------- -------- ------- --------  -------- ------
                                             (Dollars In Thousands)
Interest-earning assets (1):
  Mortgage loans                 $419,927  $15,349  7.31%   $392,763  $14,047  7.15%
  Consumer loans                  141,710    5,911  8.34     118,592    5,035  8.49
  Investment securities (2)        27,948      877  6.28      24,677      772  6.26
  Interest-earning deposits           732       22  6.01       1,689       45  5.33
  Mortgage-related securities (2)  10,959      350  6.39       9,376      307  6.55
                                 --------  -------  ----    --------   ------  ----
  TOTAL                           601,276   22,509  7.49     547,097   20,206  7.39

Interest-bearing liabilities:
  Passbook accounts                59,148      637  2.15      58,033      652  2.25
  NOW and variable rate insured
    money market accounts         103,193    1,229  2.38      99,976    1,155  2.31
  Time deposits                   302,391    8,468  5.60     293,351    8,330  5.68
  Advance payments by borrowers
    for taxes and insurance         3,765       42  2.23       4,064       45  2.21
  Borrowings                       78,761    2,299  5.84      35,206    1,025  5.82
                                 --------  -------  ----    --------   ------  ----
  TOTAL                           547,258   12,675  4.63     490,630   11,207  4.57
                                 --------  -------  ----    --------   ------  ----
Net interest-earning assets
  balance and interest
    rate spread                  $ 54,018           2.86%   $ 56,467           2.82%
                                 ========           ====    ========           ====

Average interest-earning
  assets, net interest income
  and net yield on average
  interest-earning assets        $601,276  $ 9,834  3.27%   $547,097  $ 8,999  3.29%
                                 ========  =======  ====    ========  =======  ====
Average interest-earning assets
  to interest-bearing liabilities  109.9%                     111.5%
                                   =====                      =====                     ====

-------------------------

(1) For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding.

(2) For the purpose of these computations, the available-for-sale investment securities and mortgage-related securities are presented and yields calculated based upon the historical cost basis.

                                              Year Ended December 31
                                     --------------------------------------
                                                       1996
                                     --------------------------------------
                                                Interest
                                         Average      Earned/       Yield/
                                         Balance       Paid          Rate
                                      -----------   ----------     --------
                                                (Dollars In Thousands)
Interest-earning assets (1):
  Mortgage loans                        $401,652      $28,831         7.18%
  Consumer loans                         126,177       10,725         8.50
  Investment securities (2)               25,215        1,582         6.27
  Interest-earning deposits                1,220           66         5.41
  Mortgage-related securities (2)         10,344          672         6.50
                                        --------      -------         ----
  TOTAL                                  564,608       41,876         7.42


Interest-bearing liabilities:
  Passbook accounts                       58,744        1,313         2.24
  NOW and variable rate insured
    money market accounts                102,338        2,388         2.33
  Time deposits                          292,477       16,543         5.66
  Advance payments by borrowers
    for taxes and insurance                7,142          162         2.27
  Borrowings                              48,393        2,797         5.78
                                        --------     --------         ----
  TOTAL                                  509,094       23,203         4.56
                                        --------     --------         ----
Net interest-earning assets balance
  and interest rate spread              $ 55,514                      2.86%
                                        ========                      ====
Average interest-earning
  assets, net interest income
  and net yield on average
  interest-earning assets               $564,608      $18,673         3.31%
                                        ========      =======         ====
Average interest-earning assets
  to interest-bearing liabilities        110.9%
                                         =====

---------------------

(1) For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding.

(2) For the purpose of these computations, the available-for-sale investment securities and mortgage-related securities are presented and yields calculated based upon the historical cost basis.

RATE VOLUME ANALYSIS OF NET INTEREST INCOME

The interaction of changes in volume and rates earned or paid with regard to interest-earning assets and interest-bearing liabilities has a significant impact on net income between periods. The volume of interest-earning dollars in loans and investments compared to the volume of interest-bearing dollars in deposits and borrowings combined with the interest rate spread produces the changes in net interest income between periods.

The following table sets forth the relative contribution of changes in volume and effective interest rates on changes in net interest income for the periods indicated.

                                    Six Months Ended June 30
                                -------------------------------
                                          1997 vs 1996
                                -------------------------------
                                   Increase(decrease) due to:
                                -------------------------------
                                         (In Thousands)
                                                  Rate/
                                 Rate   Volume   Volume  Total
                                ------ -------- -------- ------
Interest-earning assets:
  Mortgage loans                 $314  $  966    $ 22    $1,302
  Consumer loans                  (89)    982     (17)      876
  Investment securities             2     103               105
  Interest-earning deposits         6     (26)              (23)
  Mortgage-related securities      (8)     52      (1)       43
                                 ----  ------    ----    ------
  TOTAL                          $225  $2,077    $  1     2,303
                                 ====  ======    ====    ------
Interest-bearing liabilities:
  Passbook accounts             $ (27)  $  13    $ (1)      (15)
  NOW and variable rate
   insured money market accounts   35      38       1        74
  Time deposits                  (115)    257      (4)      138
  Advance payments by borrowers
    for taxes and insurance                (3)               (3)
  Borrowings                        4   1,266       4     1,274
                                -----  ------    ----    ------
  TOTAL                         $(103) $1,571    $ --      1,468
                                =====  ======    ====    -------
Net change in net interest
  income                                                 $   835
                                                         =======


                                     Year Ended December 31
                                ---------------------------------
                                          1996 vs 1995
                                ---------------------------------
                                    Increase(decrease) due to:
                                ---------------------------------
                                           (In Thousands)
                                               Rate/
                                   Rate   Volume  Volume    Total
                                 ------- ------- -------- --------
Interest-earning assets:
  Mortgage loans                  $  734  $1,086    $ 29   $ 1,849
  Consumer loans                      71     701       5       777
  Investment securities              (52)     23      (1)      (30)
  Interest-earning deposits          (13)    (24)      3       (34)
  Mortgage-related securities        (30)    347     (28)      289
                                  ------  ------    ----    ------
  TOTAL                           $  710  $2,133    $  8     2,851
                                  ======  ======    ====    ------

Interest-bearing liabilities:
  Passbook accounts               $ (149) $  (40)  $   4      (185)
  NOW and variable rate
    insured money market accounts    102     381      21       504
  Time deposits                      340      13               353
  Advance payments by borrowers
    for taxes and insurance           15     (29)     (2)      (16)
  Borrowings                        (340)  1,000    (149)      511
                                  ------  ------   -----    ------
  TOTAL                           $  (32) $1,325   $(126)    1,167
                                  ======  ======   =====    ------

Net change in net interest
  income                                                    $1,684
                                                            ======

STATEMENTS OF INCOME

GENERAL. Net income for the second quarter and the first six months of 1997 as compared to the second quarter and the first six months of 1996 increased 23.5% and 25.3%, respectively. The increase was primarily the result of increased average interest-earning assets, an increase in non-interest income and a reduction in Savings Association Insurance Fund ("SAIF") deposit insurance premiums.

Interest Income. Interest income on mortgage loans increased $702,000 in the second quarter of 1997 and $1,302,000 for the six months ended June 30, 1997, as compared to the same periods in 1996 as a result of the increased dollar amount of mortgage loans outstanding and the increased average yield on the mortgage portfolio. The average mortgage loans outstanding for the six months ended June 30, 1997, increased 6.9% as compared to the average mortgage loans outstanding for the same period in 1996. The mortgage loan portfolio growth is a result of a stable interest rate environment, competitive pricing of adjustable interest rate mortgage loans and increased marketing of mortgage loans. The increased yield on the mortgage loan portfolio is primarily the result of interest rate adjustments on existing adjustable interest rate mortgage loans in the portfolio.

Interest income on consumer loans increased $495,000 and $876,000 for the three months and six months ended June 30, 1997, as compared to the same periods in 1996, as a result of increased consumer loans outstanding. Average consumer loans outstanding for the six months ended June 30, 1997, were $23.1 million more than average consumer loans outstanding for the six months ended
June 30, 1996. This increase in average consumer loans is primarily the result of increased marketing of second mortgage loans and the use of a lower introductory interest rate which remains constant for an initial period of one year. After the initial fixed interest rate period, the interest rate is adjusted to Midwest Prime Interest Rate, as published in the midwest region of The Wall Street Journal, plus a margin of 2%.

Average investment securities outstanding for the first six months of 1997 as compared to the same period in 1996 increased $3,271,000 which resulted in an increase in investment securities income of $72,000 for the second quarter of 1997 and $105,000 for the six months ended June 30, 1997. First Northern purchases investment securities to aid in its asset and liability management and when the rate of return on an investment is attractive in comparison with loans or other types of investments.

Interest income on mortgage-related securities in the second quarter of 1997 was approximately equal to the second quarter of 1996 however, for the six months ended June 30, 1997, as compared to the same period in 1996, increased $43,000 as a result of additional mortgage-related securities outstanding.

INTEREST EXPENSE. Interest expense on deposits increased $234,000 in the second quarter of 1997 and $197,000 for the six months ended June 30, 1997, as compared to the same periods in 1996, as a result of increased dollar amount of deposits. Average deposits increased $13,372,000 for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996. First Northern has utilized non-traditional time deposit terms as well as "special" interest rates on those non-traditional time deposit terms to attract new deposits. In addition, the Savings Bank has acquired jumbo deposits to aid in its deposit growth.

Interest expense on borrowings increased substantially in the second quarter of 1997 and the first six months of 1997, as compared to the same periods in 1996, as a result of increased average borrowings outstanding. First Northern anticipates it will continue to borrow in the third quarter of 1997 to fund anticipated loan demand.

Provision for Loan Losses. First Northern increased its provision for loan losses in the second quarter of 1997, and the first six months of 1997, as a result of growth in the loan portfolio. The loan loss allowance as of June 30, 1997, was $3,043,000 or .53% of total loans and 1,028.0% of non-performing loans.

Management believes that the current loan loss allowance is adequate; however, the adequacy of the loan loss allowance is reviewed as historical loan loss experience changes, the size and composition of the loan portfolio changes, changes occur in the general economy and as may otherwise be deemed necessary.

NON-INTEREST INCOME. Loan fees and service charges increased $18,000 and $32,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996 as a result of a pre-payment fee collected on a large mortgage loan payoff, increased charges collected for late payments on loans and fees collected and accrued for the overdraft protection feature on checking accounts.

Deposit account service charges increased substantially in the second quarter of 1997 and in the six months ended June 30, 1997, primarily as a result of increased NOW (checking) accounts and their related fees and debit card fee income. Each time a Savings Bank debit card is used, a fee, which varies with each merchant, is paid to the Savings Bank by the debit card company. The Savings Bank promotes the use of its debit card by direct mail.

Insurance commissions decreased $34,000 in the second quarter of 1997 and increased $11,000 for the six months ended June 30, 1997, as compared to the same periods in 1996, primarily as a result of bonuses earned from insurance carriers and the timing of when those bonuses are paid. Insurance bonuses can be earned if First Northern obtains a predetermined threshold of insurance sales and insurance losses are at or below another threshold.

Gains on the sale of loans increased $10,000 in the second quarter of 1997 and decreased $32,000 for the six months ended June 30, 1997, as compared to the same periods in 1996 as a result of decreased loan sales. For the three months ended June 30, 1997, $2.4 million of fixed interest rate mortgage loans were sold as compared to $3.3 million in the second quarter of 1996 and for the six months ended June 30, 1997, $5.3 million of fixed interest mortgage loans were sold as compared to $6.3 million for the six months ended June 30, 1996. In addition, $1.5 million and $2.3 million of education loans were sold in the second quarter of 1997 and for the six months ended June 30, 1997, respectively, as compared to $1.2 million and $3.0 million for the three and six months ended June 30, 1996, respectively.

Other income increased $29,000 in the second quarter of 1997 and $74,000 for the six months ended June 30, 1997, as compared to the same period in 1996 primarily as a result of increased fees earned on brokerage commissions. GNFSC offers full brokerage service to the public, which includes but is not limited to, mutual fund sales, tax-deferred annuity sales and the sale of stock.

NON-INTEREST EXPENSE. Compensation expense increased $93,000 in the second quarter of 1997 and $197,000 for the first six months of 1997 as a result of salary increases and related expenses and education costs. First Northern has continued its emphasis on employee education, especially with the introduction of a new teller system in the first quarter of 1997.

Federal insurance premiums decreased $184,000 in the second quarter of 1997 and $385,000 for the six months ended June 30, 1997, as a result of reduced SAIF deposit insurance premiums and a $15,000 refund of deposit insurance premiums from prior periods. In 1997, First Northern, like other SAIF insured financial institutions, had its SAIF insurance premium reduced to $0.065 per one hundred dollars of assessable deposits as compared to $0.23 per one hundred dollars of assessable deposits in 1996. This premium reduction was the result of the special SAIF assessment charged to each SAIF insured institution in the third quarter of 1996 to recapitalize the SAIF insurance fund. First Northern's special assessment, which was paid in the third quarter of 1996, was $2,856,000.

Data processing expense increased $81,000 in the second quarter of 1997 and $116,000 for the six months ended June 30, 1997, primarily as the result of the installation of a new PC based teller system. First Northern completed its installation of a new PC based teller system in the first quarter of 1997 to further automate and improve the delivery of information and customer service.

Marketing expense decreased $11,000 for the three months ended June 30, 1997, and increased $23,000 for the six months ended June 30, 1997, as compared to the same periods in 1996. The decrease in the second quarter of 1997 is primarily the result of timing of the payment of marketing expense. Marketing expense increased for the six months ended June 30, 1997, as a result of increased marketing of deposit and loan products. First Northern believes that growth in lending and deposit volumes necessitates increased marketing and hence, increased marketing costs.

Other expenses increased for the three and six months ended June 30, 1997, as compared to the same period in 1996 primarily as the result of costs associated with SFC operating costs, bad check charge-offs and costs associated with the debit card.

INCOME TAXES. The effective income tax rate for the second quarter of 1997 was 38.0% as compared to 37.1% for the same period in 1996.

                       LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Federal regulations historically have required the Savings Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows, and is currently 5% of net withdrawable deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government and agency securities and other obligations generally having remaining maturities of less than five years. The Savings Bank has historically maintained its liquidity ratio at a level in excess of that required by the OTS (as defined below). The Savings Bank's monthly average short-term liquidity and total liquidity ratio at June 30, 1997, was 3.34% and 6.47%, respectively, as compared to 3.04% and 5.97%, respectively, at December 31, 1996. The June 30, 1997, liquidity ratios increased slightly as compared to the ratios at December 31, 1996, as a result of the purchase of investment securities. The Savings Bank believes that its maintenance of excess liquidity, above the 5% federally required total liquidity ratio, is an appropriate strategy to aid in proper asset and liability management.

Liquidity management is both a daily and long-term responsibility of management. The Savings Bank adjusts its investments in liquid assets based upon managements' assessment of: (i)expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits; and
(iv) the objectives of its asset and liability management program. Excess liquidity is invested generally in interest-earning overnight deposits and other short-term government and agency obligations. When the Savings Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB of Chicago or other sources. The FHLB of Chicago limits advances to member institutions to an aggregate amount not to exceed 35% of the member institution's total assets. Wisconsin law permits First Northern to borrow, without the prior written approval of the Wisconsin Department of Financial Institutions --- Division of Savings Institutions, to borrow in the aggregate amount not to exceed 50% of its total assets.


CAPITAL RESOURCES AND REGULATORY INFORMATION

First Northern's net worth to total assets ratio at June 30, 1997, for State of Wisconsin regulatory requirements was 11.1% or almost two times the Wisconsin minimum legal requirement of 6.00% of total assets established by the Division of Savings Institutions of the Department of Financial Institutions, which regulates First Northern. The Office of Thrift Supervision ("OTS") adopted capital regulations for savings institutions effective
December 7, 1989. The capital rules require savings associations to meet three separate capital standards: (i)Tangible capital equal to 1.5% of adjusted total assets; (ii) Core capital equal to 3% of adjusted total assets; and
(iii) Risk-based capital equal to 8.0% of the value of risk weighted assets.

As of June 30, 1997, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Savings Bank must maintain minimum tangible, core and risk based ratios as set forth in the table. As a state-chartered savings institution, the Savings Bank is also subject to a minimum capital requirement of the State of Wisconsin. Management believes, as of June 30, 1997, that the Savings Bank exceeds all capital adequacy requirements to which it is subject. There are no conditions or events since that notification that management believes have changed the Savings Bank's categorization as well capitalized.

The Savings Bank's required and actual capital amounts and ratios are presented in the following table.

                                                                    Excess
                                                  Required       Actual Capital
                                                 Regulatory      Over Required
                                 Actual           Capital     Regulatory Capital
                              --------------   -------------- ------------------
                              Amount   Rate    Amount   Rate    Amount   Rate
                              ------   ----    ------   ----    ------   ----
                                             (Dollars in Thousands)
As of June 30, 1997
 Tangible Capital             $66,153  10.4%   $ 9,539   1.5%   $56,714   8.9%
  (to Tangible Assets)
 Core Capital                  66,153  10.4%    19,078   3.0%    47,075   7.4%
  (to Tangible Assets)
 Risk-Based Capital            69,196  17.1%    32,305   8.0%    36,891   9.1%
  (to Risk-Weighted Assets)
 State of Wisconsin Capital    70,764  11.1%    38,264   6.0%    32,500   5.1%
  (to Total Assets)

As of December 31, 1996:
 Tangible Capital             $64,489  10.5%   $ 9,204   1.5%   $55,285   9.0%
  (to Tangible Assets)
 Core Capital                  64,489  10.5%    18,409   3.0%    46,080   7.5%
  (to Tangible Assets)
 Risk-Based Capital            67,426  17.8%    30,295   8.0%    37,131   9.8%
  (to Risk-Weighted Assets)
 State of Wisconsin Capital    68,754  11.2%    36,915   6.0%    31,839   5.2%
  (to Total Assets)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable

                       PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       At First Northern's Annual Meeting of Stockholders held on
       April 30, 1997, all of the Board of Directors' nominees named in the tabulation of votes below were elected as directors, by the votes cast for and withheld with respect to each nominee indicated, to serve for a three year term for the class of directors whose terms expire in 2000. There was no solicitation in opposition to the nominees proposed in the Proxy Statement and there were no abstentions or broker non-votes with respect to the election of directors.

              NAME OF NOMINEE                          FOR           WITHHELD
       -------------------------------------------------------------------------
       Directors with terms expiring in 2000
         Thomas J. Lopina, Sr.                      3,585,008         94,821
         Robert B. Olson                            3,585,008         95,220

       Messrs. Michael D. Meeuwsen and J. Gus Swoboda terms as directors continue until 1998. Messrs. Howard M. Frankenthal, Robert J. Mettner and Richard C. Smits terms as directors continue until 1999.


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



                                            First Northern Capital Corp.
                                     ------------------------------------------
                                                    (Registrant)





Date:    August 13, 1997                      /S/ RICK B. COLBERG
      --------------------------     -----------------------------------------
                                     Rick B. Colberg
                                     Vice President and Chief Financial Officer
                                      (Mr. Colberg is also duly authorized to
                                         sign on behalf of registrant)

                            FIRST NORTHERN CAPITAL CORP.
                                 (THE "REGISTRANT")

                            COMMISSION FILE NO. 0-27982

                                      * * * * *
                                   EXHIBIT INDEX

                                          TO

                        SECOND QUARTER 1997 REPORT ON FORM 10-Q


Exhibit                                 Incorporated Herein  Filed or Submitted
Number        Description                 By Reference To         Herewith
-------  ------------------------------  -------------------  -----------------
11.1     Statement regarding computation
         of per share earnings                                         X

27.1     Financial Data Schedule, which is
         submitted electronically to the
         Securities and Exchange
         Commission for information
         only and not filed.                                           X

                                                                 Exhibit 11.1




                             FIRST NORTHERN CAPITAL CORP.
                     COMPUTATION OF NET INCOME PER COMMON SHARE

                                         Three Months         Six Months
                                         Ended June 30       Ended June 30
                                    --------------------  --------------------
                                      1997       1996       1997        1996
                                    ---------  ---------  ---------  ---------
PRIMARY:
Weighted average common shares
 outstanding during each period     4,419,329  4,460,763  4,414,305  4,521,074
Incremental shares relating to:
 Dilutive stock options outstanding
  at end of each period (1)           105,231    108,834    102,462    111,101
                                    ---------  ---------  ---------   --------
                                    4,524,560  4,569,597  4,516,767  4,632,175
                                    =========  =========  =========  =========

FULLY DILUTED:
Weighted average common shares
 outstanding during each period     4,419,329  4,460,763  4,414,305  4,521,074
Incremental shares relating to:
 Dilutive stock options outstanding
  at end of each period (2)           125,584    115,260    132,921    114,364
                                    ---------  ---------  ---------  ----------
                                    4,544,913  4,576,023  4,547,226  4,635,438
                                    =========  =========  =========  =========

NET INCOME FOR EACH PERIOD         $1,459,119 $1,181,074 $2,844,186 $2,269,940
                                   ========== ========== ========== ==========

PER COMMON SHARE AMOUNTS:
  Primary, as presented in
    the Statement of Operations         $0.32      $0.26      $0.63      $0.49
                                        =====      =====      =====      =====
  Fully diluted                         $0.32      $0.26      $0.63      $0.49
                                        =====      =====      =====      =====

-------------------------

Notes:
  (1)  Based on treasury stock method using average market price.
  (2) Based on treasury stock method using period end market price, if higher than average market price.