Form 10-Q
period 1997-09-30
FIRST NORTHERN CAPITAL CORP
filed 1997-11-14
CIK 1002213

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON,  D.C.   20549
------------------------------------------------------------------------
                           F O R M   1 0 - Q

          /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                   OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 0-27982

                          FIRST NORTHERN CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

          WISCONSIN                                  39-1830142
-----------------------------------     ------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


                             201 NORTH MONROE AVENUE
                                  P.O. BOX 23100
                         GREEN BAY, WISCONSIN   54305-3100
                                (414) 437-7101
----------------------------------------------------------------------------
              (Address, including Zip Code, and telephone number, including area code, of registrant's principal executive offices)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                       Yes    X                 No

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, $1.00 PAR VALUE PER SHARE, WAS 8,845,676, AT OCTOBER 30, 1997.

                                   INDEX


                      PART I - FINANCIAL INFORMATION

                                                         PAGE NO.
ITEM 1. FINANCIAL STATEMENTS

        Unaudited Consolidated Statements of Financial
        Condition as of September 30, 1997
        and December 31, 1996. . . . . . . . . . . . . . . . 3

        Unaudited Consolidated Statements of Operations
        for the Three Months Ended
        September 30, 1997 and September 30, 1996. . . . . . 4

        Unaudited Consolidated Statements of Income
        for the Nine Months Ended
        September 30, 1997 and September 30, 1996. . . . . . 5

        Unaudited Consolidated Statements of Cash
        Flows for the Nine Months Ended
        September 30, 1997 and September 30, 1996. . . . . . 6

        Notes to Unaudited Consolidated
        Financial Statements . . . . . . . . . . . . . . 7 - 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS. . . . . . . . . . . . . . . . . 10 - 23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK. . . . . . . . . . . . . . . . . .24


                        PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . .24

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . 25

                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                      SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                 (In Thousands)
ASSETS
Cash                                        $    5,768       $     1,965
Interest-earning deposits                          399             1,598
                                            ----------       -----------
            CASH AND CASH EQUIVALENTS            6,167             3,563

Securities available-for-sale, at fair value
    Investment securities                        7,624             5,635
    Mortgage-related securities                  1,224             1,837
Securities held-to-maturity
    Investment securities
       (estimated fair value of
        $19,537 - 1997; $16,633 - 1996)         19,491            16,583
    Mortgage-related securities
       (estimated fair value of
        $10,940 - 1997; $9,247 - 1996)          10,954             9,325
Loans held for sale                              3,351             2,532
Loans receivable                               584,347           553,995
Accrued interest receivable                      3,508             3,295
Foreclosed properties and repossessed assets        39               189
Office properties and equipment                  8,111             8,350
Federal Home Loan Bank stock                     4,523             3,773
Prepaid expenses and other assets                7,406             6,426
                                              --------          --------
                                              $656,745          $615,503
                                              ========          ========
LIABILITIES

Deposits                                      $478,346          $458,323
Borrowings                                      91,022            77,272
Advance payments by borrowers for
    taxes and insurance                          9,718             5,447
Other liabilities                                4,858             4,237
                                              --------          --------
                     TOTAL LIABILITIES         583,944           545,279

STOCKHOLDERS' EQUITY

Cumulative preferred stock, $1 par value; 10,000,000
    shares authorized; none outstanding
Common stock, $1 par value; 30,000,000 shares authorized;
    shares issued: 9,136,104 - 1997 and 1996
    shares outstanding: 8,840,200 - 1997;
       8,774,858 - 1996                          9,136             9,136
Additional paid-in capital                       9,455             9,821
Unrealized gains on securities
    available-for-sale, net of taxes               517               385
Treasury stock at cost (295,904 shares - 1997;
    361,246 shares - 1996)                      (2,353)           (2,853)
Retained earnings                               56,046            53,735
                                              --------          --------
            TOTAL STOCKHOLDERS' EQUITY          72,801            70,224
                                              --------          --------
                                              $656,745          $615,503
                                              ========          ========

        See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             THREE MONTHS ENDED
                                                 SEPTEMBER 30
                                               1997       1996
                                              ------     ------
                                               (In Thousands,
                                          Except Per Share Amounts)
Interest income:
  Mortgage loans                              $7,923     $7,282
  Consumer loans                               3,248      2,755
  Investment securities                          478        402
  Interest-earning deposits                       11          9
  Mortgage-related securities                    197        184
                                             -------    -------
                     TOTAL INTEREST INCOME    11,857     10,632
Interest expense:
  Deposits                                     5,500      5,063
  Borrowings                                   1,256        748
  Advance payments by borrowers
      for taxes and insurance                     46         51
                                             -------    -------
                    TOTAL INTEREST EXPENSE     6,802      5,862
                                             -------    -------
                       NET INTEREST INCOME     5,055      4,770
Provision for loan losses                         90         90
                                             -------    -------
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES     4,965      4,680

Non-interest income:
  Fees on serviced loans                          76         86
  Loan fees and service charges                   63         70
  Deposit account service charges                308        251
  Insurance commissions                           79         60
  Gains on sales of loans                         76         37
  Gain on sale of assets                          65         10
  Other                                          185        155
                                             -------    -------
                  TOTAL NON-INTEREST INCOME      852        669

Non-interest expense:
  Compensation, payroll taxes and
      other employee benefits                  1,764      1,649
  Federal insurance premiums                      74        261
  SAIF special assessment                                 2,856
  Occupancy                                      201        208
  Data processing                                349        283
  Furniture and equipment                        122        124
  Telephone and postage                          112        105
  Marketing                                      103        117
  Other                                          545        470
                                             -------     ------
                 TOTAL NON-INTEREST EXPENSE    3,270      6,073
                                             -------     ------
          INCOME BEFORE INCOME (LOSS)TAXES     2,547       (724)
Income taxes (benefit)                           961       (333)
                                             -------     ------
                         NET INCOME (LOSS)   $ 1,586     $ (391)
                                             =======     ======
        PRIMARY NET INCOME (LOSS) PER SHARE    $0.17     $(0.04)
                                               =====     ======
              CASH DIVIDENDS PAID PER SHARE    $0.08     $0.075
                                               =====     ======
        See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                             NINE MONTHS ENDED
                                                SEPTEMBER 30
                                               1997      1996
                                             -------    -------
                                               (In Thousands,
                                          Except Per Share Amounts)
Interest income:
  Mortgage loans                             $23,272    $21,329
  Consumer loans                               9,159      7,791
  Investment securities                        1,355      1,174
  Interest-earning deposits                       33         54
  Mortgage-related securities                    547        491
                                             -------    -------
                  TOTAL INTEREST INCOME       34,366     30,839
Interest expense:
  Deposits                                    15,834     15,200
  Borrowings                                   3,555      1,774
  Advance payments by borrowers for
       taxes and insurance                        88         96
                                             -------    -------
                 TOTAL INTEREST EXPENSE       19,477     17,070
                                             -------    -------

                    NET INTEREST INCOME       14,889     13,769
Provision for loan losses                        230        210
                                             -------    -------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES       14,659     13,559

Non-interest income:
  Fees on serviced loans                         243        266
  Loan fees and service charges                  200        175
  Deposit account service charges                902        665
  Insurance commissions                          248        219
  Gains on sales of loans                        199        190
  Gain on sale of assets                          87         29
  Other                                          493        389
                                             -------    -------
              TOTAL NON-INTEREST INCOME        2,372      1,933

Non-interest expense:
  Compensation, payroll taxes and
    other employee benefits                    5,329      5,017
  Federal insurance premiums                     208        781
  SAIF special assessment                                 2,856
  Occupancy                                      661        653
  Data processing                              1,050        868
  Furniture and equipment                        371        389
  Telephone and postage                          359        339
  Marketing                                      282        274
  Other                                        1,641      1,504
                                             -------    -------
             TOTAL NON-INTEREST EXPENSE        9,901     12,681
                                             -------    -------

             INCOME BEFORE INCOME TAXES        7,130      2,811
Income taxes                                   2,700        932
                                             -------    -------

                             NET INCOME      $ 4,430    $ 1,879
                                             =======    =======

           PRIMARY NET INCOME PER SHARE        $0.49      $0.20
                                               =====      =====

          CASH DIVIDENDS PAID PER SHARE        $0.24     $0.225
                                               =====     ======

        See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             NINE MONTHS ENDED
                                                SEPTEMBER 30
                                              1997       1996
                                           ---------  ---------
                                              (In Thousands)
Operating Activities

  Net income                               $   4,430  $   1,879
  Adjustments to reconcile net
   income to cash provided
     by operating activities:
   Provision for losses on loans
     and real estate                             230        210
   Provision for depreciation
     and amortization                            656        563
   Gains on sales of loans                      (199)      (190)
   Loans originated for sale                 (12,850)    (9,519)
   Proceeds from loan sales                   12,030     11,395
   Increase in interest receivable              (213)      (130)
   Increase in interest payable                  207        301
   Other                                         (32)     1,636
                                           ---------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES      4,259      6,145
                                           ---------   --------

Investing Activities
  Proceeds from maturities of investment
    securities and
      interest-earning deposits                4,800      9,150
  Purchases of investment securities          (9,474)    (9,761)
  Principal repayments of
    mortgage-related securities                  955        392
  Purchase of mortgage-related securities     (1,977)    (5,697)
  Loan originations and purchases           (134,594)  (135,715)
  Loan principal repayments                  104,047     92,448
  Purchases of office properties
    and equipment                               (417)      (471)
  Purchase of Federal Home Loan Bank stock      (750)        (5)
                                            --------   --------
 NET CASH USED BY INVESTING ACTIVITIES       (37,410)   (49,659)

Financing Activities
  Net increase in deposits                    19,816      5,869
  Net increase in short-term borrowings        7,475     27,704
  Proceeds from long term borrowings          38,275     29,400
  Repayments of long term borrowings         (31,400)   (13,000)
  Proceeds from securities sold
    under agreement to repurchase              1,400
  Maturity of security sold under
    agreement to repurchase                   (2,000)
  Cash dividends paid                         (2,119)    (2,007)
  Purchase of treasury stock                    (441)    (3,614)
  Retirement of common stock                                (66)
  Proceeds from exercise of stock options        478        571
  Net increase in advance payments by borrowers
   for taxes and insurance                     4,271      3,938
                                            --------   --------

 NET CASH PROVIDED BY FINANCING ACTIVITIES    35,755     48,795

     INCREASE IN CASH AND CASH EQUIVALENTS     2,604      5,281
Cash and cash equivalents at
  beginning of period                          3,563      1,274
                                            --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  6,167   $  6,555
                                            ========   ========

Supplemental Information to the Statement of Cash Flows:

  Interest credited and paid on deposits     $15,627    $14,987

  Interest paid on borrowings                  3,462      2,106

  Payments for federal and state
    income taxes                               2,272      2,193

  Loans transferred to foreclosed properties
   and repossessed assets                        220        359

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

(2) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of First Northern, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Operations and Statements of Income and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at September 30, 1997 and December 31, 1996, the results of their operations for the three and nine months ended September 30, 1997 and 1996, and their cash flows for the nine months ended September 30, 1997 and 1996. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with First Northern's 1996 Annual
    Report to Stockholders.

(3) Where applicable, the historical financial information has been adjusted for the August 18, 1997 two-for-one stock split in the form of a 100% stock dividend.

(4) In February 1997, the Financial Accounting Standards Board issued
    Statement No. 128, "Earnings per Share," which is effective for interim and annual periods ending after December 15, 1997. At that time, First Northern will be required to change the method currently used to compute earnings per share and to restate all prior periods.

    Under the new requirements, primary earnings per share will be replaced by basic earnings per share and the dilutive effect of stock options will be excluded. Statement No. 128 will increase primary earnings per share $0.01 for the three months ended September 30, 1997, and will have no impact on primary earnings per share for the three months ended September 30, 1996. Statement No. 128 will increase primary earnings per share $0.01 for the nine months ended September 30, 1997 and 1996. The impact of Statement
    No. 128 on the calculation of fully diluted earnings per share for these quarters is not material.

(5) Securities Available-for-Sale
    The amortized cost and estimated fair values of securities available-for-sale are as follows:

                                            Gross       Gross
                               Amortized Unrealized   Unrealized  Estimated
                                 Cost       Gains       Losses    Fair Value
                                               (In Thousands)
  At September 30, 1997:
     Asset Management Funds     $  497                  $  (5)     $   492
     Federal Home Loan Mortgage
       Corporation stock            33       $813                      846
     U.S. government and
       agency securities         6,239         52          (5)       6,286
                                ------       ----        ----      -------
                                 6,769        865         (10)       7,624
     Mortgage-related
       securities                1,221          3                    1,224
                                ------       ----        ----      -------
                                $7,990       $868        $(10)      $8,848
                                ======       ====        ====       ======

  At December 31, 1996:
     Asset Management Funds     $  476                   $( 5)      $  471
     Federal Home Loan Mortgage
       Corporation stock            33       $629                      662
     U.S. government and
       agency securities         4,495         22         (15)       4,502
                                ------       ----        ----       ------
                                 5,004        651         (20)       5,635
     Mortgage-related
       securities                1,828          9                    1,837
                                ------       ----        ----       ------
                                $6,832       $660        $(20)      $7,472
                                ======       ====        ====       ======


(6)  Securities Held-to-Maturity
     The amortized cost and estimated fair values of investment securities held-to-maturity, which consist of U.S. government and agency securities, are as follows:


                                             Gross       Gross
                              Amortized   Unrealized  Unrealized  Estimated
                                 Cost       Gains       Losses   Fair Value
                                               (In Thousands)

     At September 30, 1997     $19,491       $80         $(34)     $19,537
                               =======       ===         ====      =======

     At December 31, 1996      $16,583       $86         $(36)     $16,633
                               =======       ===         ====      =======

At September 30, 1997, these investment securities have the following maturities:

                                            Amortized    Estimated
                                              Cost       Fair Value
                                            ---------    ----------
                                                 (In Thousands)

     Due in one year or less                 $ 6,502      $ 6,524
     Due after one year through 5 years       12,989       13,013
                                             -------      -------
                                             $19,491      $19,537
                                             =======      =======

     The amortized cost and estimated fair values of mortgage-related securities held-to-maturity are as follows:

                                          Gross        Gross
                             Amortized  Unrealized  Unrealized    Estimated
                                Cost      Gains        Losses     Fair Value
                                             (In Thousands)
At September 30, 1997:
  Federal Home Loan
      Mortgage Corporation    $ 7,229       $53         $(57)      $ 7,225
  Federal National Mortgage
          Association           3,725        22          (32)        3,715
                              -------       ---         ----        ------
                              $10,954       $75         $(89)      $10,940
                              =======       ===         ====       =======
At December 31, 1996:
  Federal Home Loan
     Mortgage Corporation      $5,595       $50        $ (89)       $5,556
    Federal National Mortgage
        Association             3,730        17          (56)        3,691
                               ------       ---        -----        ------
                               $9,325       $67        $(145)       $9,247
                               ======       ===        =====        ======


(7)     Loans Receivable
        Loans receivable consist of the following:

                                  September 30 December 31
                                     1997          1996
                                  ----------    ---------
                                       (In Thousands)
         First mortgage loans:
           One to four family
             residential            $387,147     $376,189
           Five or more family
             residential              22,190       20,154
           Commercial real estate      8,224        9,975
           Construction-residential   25,127       16,306
           Construction-commercial     2,088        1,701
           Other                       2,380        1,900
                                    --------     --------
                                     447,156      426,225
         Consumer loans:
           Consumer                   18,585       18,179
           Second mortgage            66,950       59,148
           Automobile                 69,483       60,339
                                    --------     --------
                                     155,018      137,666
                                    --------     --------
                                     602,174      563,891

         Less:
           Undisbursed loan proceeds  13,685        5,942
           Allowance for losses        3,110        2,937
           Unearned loan fees          1,032        1,017
                                    --------     --------
                                      17,827        9,896
                                    --------     --------
                                    $584,347     $553,995
                                    ========     ========

(8) The weighted average number of shares outstanding, including common stock equivalents, for the three months ended September 30, 1997 and 1996, were 9,118,053 and 8,985,666, respectively and for the nine months ended September 30, 1997 and 1996, were 9,040,384 and 9,170,872, respectively.

(9) Certain amounts in 1996 financial statements have been reclassified to conform to the 1997 presentations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FACTORS

This 10-Q contains various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows;disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Savings Bank's loan and investment portfolios and the investment portfolio of FNII.


                        FINANCIAL CONDITION

BALANCE SHEET

CASH AND CASH EQUIVALENTS. Cash and cash equivalents were $2.6 million greater at September 30, 1997, as compared to December 31, 1996, primarily as the result of regular month end customer deposits made to demand deposit accounts
on September 30, 1997.   These funds are not available to be used until the
following day. Any cash that is not immediately needed to fund loans or operations is invested in overnight interest-earning deposits or short-term borrowings are repaid.

SECURITIES AVAILABLE-FOR-SALE. Investment securities available-for-sale increased approximately $2.0 million as of September 30, 1997, as compared to December 31, 1996, primarily as the result of purchases of U.S. Government and Agency securities and increases in the market value of some investment securities.

Mortgage-related securities available-for-sale decreased $0.6 million at September 30, 1997, as compared to December 31, 1996, as a result of prepayments and repayments of the underlying mortgage loans.

SECURITIES HELD-TO-MATURITY. Investment securities held-to-maturity increased $2.9 million primarily as a result of purchases of U.S. Government and agency securities.

Mortgage-related securities held-to-maturity increased $1.6 million as a result of purchases of mortgage-related securities.

LOANS HELD FOR SALE. At September 30, 1997, First Northern had $3.3 million of fixed interest rate mortgage and education loans classified as loans held for sale. First Northern originates and sells most of its thirty (30) year fixed interest rate mortgage loans and all of its education loans. Fifteen (15) year fixed interest rate mortgage loan originations are retained in First Northern's loan portfolio and in the third quarter of 1997, First Northern began to retain its twenty (20) year fixed interest rate mortgage loan originations. The retention of the twenty year fixed interest rate mortgage was in response to First Northern's overall asset/liability position.

LOANS RECEIVABLE. Loans receivable increased $30.4 million at September 30, 1997, as compared to December 31, 1996, as a result of mortgage loan originations and purchases. Loan originations and purchases are as follows:

                     LOAN ORIGINATIONS AND PURCHASES

                                Three Months Ended  Nine Months Ended
                                   September 30        September 30
                                 ----------------  ------------------
                                   1997     1996     1997      1996
                                 -------  -------  --------  --------
                                            (In Thousands)

Mortgage loans originated
 and purchased:
  Construction                   $12,088  $ 8,112  $ 22,002  $ 23,390
  Loans on existing property      13,840   15,571    38,491    36,789
  Refinancing                     11,536    5,639    27,760    28,209
  Other loans                      1,008      998     1,985     2,394
                                 -------  -------  --------  --------
Total mortgage loans originated
  and purchased                   38,472   30,320    90,238    90,782

Consumer loans originated
  and purchased:
  Consumer                         2,171    1,720     7,263     6,408
  Second mortgage                  9,944    9,268    28,738    25,157
  Automobile                      15,989   17,242    38,183    33,953
  Education                          935      967     1,987     1,715
                                 -------  -------  --------  --------
Total consumer loans originated
    and purchased                 29,039   29,197    76,171    67,233
                                 -------  -------  --------  --------

Total loans originated
    and purchased                $67,511  $59,517  $166,409  $158,015
                                 =======  =======  ========  ========

Mortgage loan originations and purchases for the third quarter of 1997 increased as compared to the same period in 1996 primarily as the result of increased single-family and multi-family originations within First Northern's market area. These increased originations are the result of stable mortgage loan interest rates and overall increased home buying and building in the third quarter of 1997.

Mortgage loan originations for the nine months ended September 30, 1997, as compared to the same period in 1996 have decreased slightly, primarily as a result of a slight increase in mortgage loan origination interest rates early in 1997.


First Northern sold $4.3 million of fixed interest rate mortgage loans in the third quarter of 1997 as compared to $2.0 million for the same period in 1996 and $9.6 million in the first nine months of 1997 as compared to $8.3 million for the same period in 1996. First Northern retains all adjustable interest rate mortgage loan originations in its portfolio; whereas, most 30 year fixed interest rate mortgage loan originations are sold in the secondary market.
In addition, $2.4 million of education loans were sold in the nine months ended September 30, 1997, as compared to $3.2 million for the same period in 1996. In 1995, First Northern's management contractually committed to sell its existing education loan portfolio and to sell its ongoing education loan originations.

Consumer loan originations and purchases decreased slightly in the third quarter of 1997 as compared to the third quarter of 1996 primarily as a result of decreased automobile loan originations in the Savings Bank's jointly owned subsidiary, SFC. SFC automobile loan originations decreased in comparison to the third quarter of 1996 originations because third quarter 1996 originations were abnormally high on a historical basis as a result of new business relationships with additional automobile dealers throughout the state of Wisconsin.

Consumer loan originations and purchases for the nine months ended September 30, 1997, as compared to the same period in 1996 increased as a result of the overall emphasis by management placed on consumer loan originations and the favorable economic climate within our markets.

DEPOSITS. Deposits increased $20.0 million for the first nine months of 1997 as a result of offering competitive interest rates, the acquisition of "jumbo" (Certificates of Deposit in excess of $100,000) deposits and increased demand deposits. At times, jumbo deposits are a cheaper source of funds than retail deposits or borrowing. First Northern's jumbo deposits have increased $13.4 million in the first nine months of 1997.

BORROWINGS. Federal Home Loan Bank ("FHLB") borrowings increased $13.8 million in the first nine months of 1997, primarily as the result of increased loan originations over 1996 and management's decision to increase the investment portfolio. First Northern will borrow monies if the borrowing interest rate is a less costly form of funding for loans and investments than acquiring deposits. At September 30, 1997, $65.9 million are fixed interest rate borrowings and $25.1 million are overnight borrowings. First Northern anticipates that it will continue to utilize borrowings in the fourth quarter of 1997 if borrowings incrementally add to the overall profitability of the Company.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance ("escrow") increased $4.3 million at September 30, 1997, as compared to December 31, 1996. The increase in escrow dollars was the result of increased size of the mortgage loan portfolio and the mortgage loan customers accumulating escrow dollars for payment of their real estate taxes.

STOCKHOLDERS' EQUITY. First Northern paid a cash dividend of $0.08 per share on August 15, 1997, to stockholders of record on August 1, 1997. The increase of $0.005 per share represents a 6.7% increase over the second quarter of 1996 cash dividend of $0.075 per share.

On October 19, 1996, First Northern approved a second stock repurchase program to repurchase 438,114 shares (5% of total shares outstanding) through the open market. On April 18, 1997, the second stock repurchase program was extended to October 17, 1997. These repurchased shares will be used to satisfy exercises of stock options. At September 30, 1997, 60,800 shares had been purchased at an average price of $8.62 per share or a total of $0.5 million. Subsequent to the end of the third quarter, the second stock repurchase program expired with 60,800 shares repurchased. Management may consider establishing a third stock repurchase plan in the future.

First Northern's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend distributed on August 18, 1997 to stockholders' of record on August 1, 1997.

ASSET QUALITY

First Northern currently classifies any loan on which a payment is 90 days or more past due as non-performing. The following table summarizes non-performing loans and assets:

                                 NON-PERFORMING LOANS AND ASSETS
                                    At September 30  At December 31
                                         1997             1996
                                    ---------------  --------------
                                        (Dollars in Thousands)
Non-accrual mortgage loans               $473             $509
Non-accrual consumer loans                 45              235
                                         ----             ----
Total non-performing loans                518              744
Properties subject to foreclosure           2              157
Foreclosed properties and
   repossessed assets                      21               32
                                         ----             ----
Total non-performing assets              $541             $933
                                         ====             ====

Non-performing loans as a percent
   total loans                             .09%             .13%
                                           ===              ===
Non-performing assets as a percent
   of total assets                         .08%             .15%
                                           ===              ===


Total non-performing loans decreased $392,000 as of September 30, 1997, as compared to December 31, 1996, primarily as a result of the favorable economy in First Northern's market areas which assisted non-performing loan customers to bring their loans current. Management believes non-performing loans and assets, expressed as a percentage of total loans and assets, are far below state and national averages. There are no accruing, material loans which, at September 30, 1997, management has reason to believe will become non-performing or result in potential losses.

In addition, management believes that the Savings Bank's allowances for loan losses are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review First Northern's allowances for losses on loans and real estate owned. Such agencies may require First Northern to recognize additions to the allowances based on the agency's judgment of information available to them at the time of their examination.

All of First Northern's loans are domestic. A summary of the allowance for losses is shown below.

                                          LOAN LOSS ALLOWANCES
                                  At and for the         At and for the
                                Nine Months Ended          Year Ended
                               September 30, 1997       December 31, 1996
                               ------------------       -----------------
(Dollars in Thousands)
Mortgage Loans:
  Balance at the beginning
    of the period                     $1,453                  $1,578
  Provisions for the period              130                      10
  Recoveries
    Commercial real estate                 1                       1
  Transfer of loss reserve                                      (136)
                                      ------                  ------
  Balance at the end of
    the period                         1,584                   1,453

Consumer Loans:
  Balance at the beginning
    of the period                      1,484                   1,030
  Provisions for the period              100                     360
  Charge-offs
    Consumer                             (31)                    (23)
    Automobile                           (40)                    (43)
  Recoveries
    Consumer                               9                      11
    Automobile                             4                      13
  Transfer of loss reserve                                       136
                                      ------                  ------
  Balance at the end of the period     1,526                   1,484
                                      ------                  ------
Total loan loss allowances at the
  end of the period                   $3,110                  $2,937
                                      ======                  ======
Allowance as a percent of total loans    .53%                    .53%
                                         ===                     ===
Allowance as a percent of
   non-performing loans               600.39%                 394.76%
                                      ======                  ======

Allowance as a percent of total assets   .47%                    .48%
                                         ===                     ===
Allowance as a percent of
   non-performing assets              574.86%                 314.79%
                                      ======                  ======

                       RESULTS OF OPERATIONS

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are derived from average daily balances. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability. The yields and rates for the nine months ended September 30, 1997 and 1996 have been annualized.

                                      Nine Months Ended September 30
                             ------------------------------------------------
                                       1997                     1996
                             ----------------------  ------------------------
                                     Interest                 Interest
                             Average  Earned/ Yield/ Average   Earned/ Yield/
                             Balance   Paid    Rate  Balance    Paid    Rate
                             -------- -------  ----  --------  -------  ----
                                           (Dollars In Thousands)
Interest-earning assets (1):
  Mortgage loans             $422,892 $23,272  7.34% $396,767  $21,329  7.17%
  Consumer loans              145,407   9,159  8.40   122,042    7,791  8.51
  Investment securities (2)    28,628   1,355  6.31    24,992    1,174  6.26
  Interest-earning deposits       740      33  5.95     1,355       54  5.31
  Mortgage-related
    securities (2)             11,428     547  6.38    10,048      491  6.52
                             -------- -------  ----  --------  -------  ----

         TOTAL                609,095  34,366  7.52   555,204   30,839  7.41

Interest-bearing liabilities:
  Passbook accounts            59,904     981  2.18    58,696      988  2.24
  NOW and variable rate
    insured money
      market accounts         103,711   1,872  2.41   101,443    1,768  2.32
  Time deposits               305,439  12,981  5.67   292,462   12,444  5.67
  Advance payments by
    borrowers for taxes
      and insurance             5,279      88  2.22     5,691       96  2.25
  Borrowings                   80,181   3,555  5.91    41,093    1,774  5.76
                             -------- -------  ----  --------  -------  ----

         TOTAL                554,514  19,477  4.68   499,385   17,070  4.56
                             -------- -------  ----  --------  -------  ----

Net interest-earning assets
  balance and interest
    rate spread               $ 54,581          2.84% $ 55,819           2.85%
                              ========          ====  ========           ====

Average interest-earning
  assets, net interest income
  and net yield on average
  interest-earning assets    $609,095  $14,889  3.26% $555,204 $13,769  3.31%
                             ========  =======  ====  ======== =======  ====

Average interest-earning
  assets to interest-bearing
    liabilities                109.8%                   111.2%
                               =====                    =====

-------------------------

(1) For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding.

(2) For the purpose of these computations, the available-for-sale investment securities and mortgage-related securities are presented and yields calculated based upon the historical cost basis.


                                       Year Ended December 31
                                     ---------------------------
                                                 1996
                                     ---------------------------
                                               Interest
                                      Average   Earned/   Yield/
                                      Balance    Paid      Rate
                                     ---------  -------   ------
                                        (Dollars In Thousands)
Interest-earning assets (1):
  Mortgage loans                      $401,652  $28,831     7.18%
  Consumer loans                       126,177   10,725     8.50
  Investment securities (2)             25,215    1,582     6.27
  Interest-earning deposits              1,220       66     5.41
  Mortgage-related securities (2)       10,344      672     6.50
                                      --------  -------     ----

  TOTAL                                564,608   41,876     7.42


Interest-bearing liabilities:
  Passbook accounts                     58,744    1,313     2.24
  NOW and variable rate insured
    money market accounts              102,338    2,388     2.33
  Time deposits                        292,477   16,543     5.66
  Advance payments by borrowers
    for taxes and insurance              7,142      162     2.27
  Borrowings                            48,393    2,797     5.78
                                      --------  -------     ----

  TOTAL                                509,094   23,203     4.56
                                      --------  -------     ----

Net interest-earning assets balance
  and interest rate spread            $ 55,514              2.86%
                                      ========              ====

Average interest-earning
  assets, net interest income
  and net yield on average
  interest-earning assets             $564,608  $ 18,673     3.31%
                                      ========  ========     ====

Average interest-earning assets
      to interest-bearing liabilities   110.9%
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

                                      Nine Months Ended September 30
                                     -------------------------------
                                              1997 vs 1996
                                     -------------------------------
                                        Increase(decrease) due to:
                                     -------------------------------
                                              (In Thousands)
                                                      Rate/
                                      Rate  Volume   Volume   Total
                                     ------ ------   ------  -------
Interest-earning assets:
  Mortgage loans                      $506  $1,404    $ 33    $1,943
  Consumer loans                      (101)  1,488     (19)    1,368
  Investment securities                  9     171       1       181
  Interest-earning deposits              7     (25)     (3)      (21)
  Mortgage-related securities          (11)     68      (1)       56
                                      ----  ------    ----    ------
  TOTAL                               $410  $3,106    $ 11     3,527
                                      ====  ======    ====    ------

Interest-bearing liabilities:
  Passbook accounts                   $(26) $   20    $ (1)       (7)
  NOW and variable rate
    insured money market accounts       63      39       2       104
  Time deposits                                537               537
  Advance payments by borrowers
    for taxes and insurance             (1)     (7)               (8)
  Borrowings                            46   1,691      44     1,781
                                      ----  ------    ----    ------

  TOTAL                               $ 82  $2,280    $ 45     2,407
                                      ====  ======    ====    ------

Net change in net interest
  income                                                       $1,120
                                                               ======

                                     Year Ended December 31
                                -------------------------------
                                         1996 vs 1995
                                -------------------------------
                                   Increase(decrease) due to:
                                -------------------------------
                                        (In Thousands)
                                               Rate/
                                 Rate  Volume  Volume    Total
                                ------ ------  ------    ------
Interest-earning assets:
 Mortgage loans                  $734  $1,086    $ 29    $1,849
 Consumer loans                    71     701       5       777
 Investment securities            (52)     23      (1)      (30)
 Interest-earning deposits        (13)    (24)      3       (34)
 Mortgage-related securities      (30)    347     (28)      289
                                -----  ------    ----    ------

            TOTAL                $710  $2,133    $  8     2,851
                                 ====  ======     ===    ------

Interest-bearing liabilities:
 Passbook accounts              $(149) $ (40)   $   4      (185)
 NOW and variable rate
  insured money market accounts   102     381      21       504
 Time deposits                    340      13               353
 Advance payments by borrowers
     for taxes and insurance       15     (29)     (2)      (16)
 Borrowings                      (340)  1,000    (149)      511
                                -----  ------   -----     -----

      TOTAL                     $ (32) $1,325   $(126)    1,167
                                =====  ======   =====    ------

Net change in net interest
  income                                                 $1,684
                                                         ======

STATEMENTS OF OPERATIONS AND INCOME

GENERAL. Net income for the third quarter and the first nine months of 1997 as compared to the third quarter and the first nine months of 1996 increased substantially. The increase was primarily the result of the Savings Association Insurance Fund ("SAIF") special assessment which resulted in a net loss in the third quarter of 1996, increased average interest-earning assets, an increase in non-interest income and a reduction in SAIF deposit insurance premiums.

INTEREST INCOME. Interest income on mortgage loans increased $641,000 in the third quarter of 1997 and $1,943,000 for the nine months ended
September 30, 1997, as compared to the same periods in 1996 as a result of the increased dollar amount of mortgage loans outstanding and the increased average yield on the mortgage portfolio. The average mortgage loans outstanding for the nine months ended September 30, 1997, increased 6.6% as compared to the average mortgage loans outstanding for the same period in 1996. The mortgage loan portfolio growth is a result of a stable interest rate environment, competitive pricing of adjustable interest rate mortgage loans and increased marketing of mortgage loans. The increased yield on the mortgage loan portfolio is primarily the result of interest rate adjustments on existing adjustable interest rate mortgage loans in the portfolio.

Interest income on consumer loans increased $493,000 and $1,368,000 for the three months and nine months ended September 30, 1997, as compared to the same periods in 1996, as a result of increased consumer loans outstanding. Average consumer loans outstanding for the nine months ended September 30, 1997, were $23.3 million more than average consumer loans outstanding for the nine months ended September 30, 1996. This increase in average consumer loans is primarily the result of increased marketing of second mortgage loans, increased purchases of indirect automobile loans from SFC, and the use of a lower introductory interest rate which remains constant for an initial period of one year.
After the initial fixed interest rate period, the interest rate is adjusted to Midwest Prime Interest Rate, as published in the central edition of The
Wall Street Journal, plus a margin of 2%.

Average investment securities outstanding for the first nine months of 1997 as compared to the same period in 1996 increased $3,636,000 which resulted in an increase in investment securities income of $76,000 for the third quarter of 1997 and $181,000 for the nine months ended September 30, 1997. First Northern purchases investment securities to aid in its asset and liability management and when the rate of return on an investment is attractive in comparison with loans or other types of investments.

Interest income on mortgage-related securities in the third quarter of 1997 and the first nine months of 1997, as compared to the same periods in 1996, increased as a result of additional mortgage-related securities outstanding.

INTEREST EXPENSE. Interest expense on deposits increased $437,000 in the third quarter of 1997 and $634,000 for the nine months ended September 30, 1997, as compared to the same periods in 1996, primarily as a result of increased dollar amount of deposits. Average deposits increased $16,453,000 for the nine months ended September 30, 1997, as compared to the nine months ended
September 30, 1996. First Northern has utilized non-traditional time deposit terms as well as "special" interest rates on those non-traditional time deposit terms to attract new deposits. In addition, the Savings Bank has acquired jumbo deposits to aid in its deposit growth. (See Financial Condition -- Balance Sheet -- Deposits)

Interest expense on borrowings increased substantially in the third quarter of 1997 and the first nine months of 1997, as compared to the same periods in 1996, as a result of increased average borrowings outstanding. First Northern anticipates it will continue to borrow in the fourth quarter of 1997 to fund anticipated loan demand.

PROVISION FOR LOAN LOSSES. First Northern increased its provision for loan losses in the third quarter of 1997, and the first nine months of 1997, as a result of growth in the loan portfolio. The loan loss allowance as of September 30, 1997, was $3,110,000 or .53% of total loans and 600.4% of non-performing loans.

Management believes that the current loan loss allowance is adequate; however, the adequacy of the loan loss allowance is reviewed as historical loan loss experience changes, the size and composition of the loan portfolio changes, changes occur in the general economy and as may otherwise be deemed necessary.

NON-INTEREST INCOME. Fees on serviced loans for the third quarter of 1997 and for the nine months ended September 30, 1997, decreased primarily as a result of the amortization of mortgage servicing assets. As the principle of a mortgage loan which was sold, repays or prepays, the mortgage servicing asset is reduced and netted from fees on serviced loans, thereby reducing the income on the serviced loans.

Loan fees and service charges decreased $7,000 for the three months ended September 30, 1997, and increased $25,000 for the nine months ended
September 30, 1997, as compared to the same periods in 1996. The decrease in the third quarter was primarily the result of decreased late charges on mortgage loans. The increase for the nine months ended September 30, 1997 was the result of a pre-payment fee collected on a large mortgage loan payoff, increased charges collected for late payments on loans and fees collected and accrued for the overdraft protection feature on checking accounts.

Deposit account service charges increased substantially in the third quarter of 1997 and in the nine months ended September 30, 1997, primarily as a result of increased NOW (checking) accounts and their related fees and debit card fee income. Each time a Savings Bank debit card is used, a fee, which varies with each merchant, is paid to the Savings Bank by the debit card company. The Savings Bank promotes the use of its debit card by direct mail.

Insurance commissions increased $19,000 in the third quarter of 1997 and $29,000 for the nine months ended September 30, 1997, as compared to the same periods in 1996, primarily as a result of bonuses earned from insurance carriers. Insurance bonuses can be earned if First Northern obtains a predetermined threshold of insurance sales and insurance losses are at or below another threshold.

Gains on the sale of loans increased $39,000 in the third quarter of 1997 and $9,000 for the nine months ended September 30, 1997, as compared to the same periods in 1996 as a result of increased loan sales. For the three months ended September 30, 1997, $4.3 million of fixed interest rate mortgage loans were sold as compared to $2.0 million in the third quarter of 1996 and for the nine months ended September 30, 1997, $9.6 million of fixed interest mortgage loans were sold as compared to $8.3 million for the nine months ended September 30, 1996. In addition, $0.1 million and $2.4 million of education loans were sold in the third quarter of 1997 and for the nine months ended September 30, 1997, respectively, as compared to $0.1 million and $3.2 million for the three and nine months ended September 30, 1996, respectively.

The sale of the Seymour Branch Office in the third quarter of 1997 resulted in a one-time gain of $65,000. The Seymour Branch Office was sold to another financial institution as a result of management's analysis of the limited growth potential in the Seymour market area and the cost of continuing to operate the branch.

Other income increased $30,000 in the third quarter of 1997 and $104,000 for the nine months ended September 30, 1997, as compared to the same period in 1996 primarily as a result of increased fees earned on brokerage commissions. GNFSC offers full brokerage service to the public, which includes but is not limited to, mutual fund sales, tax-deferred annuity sales and the sale of stock.


NON-INTEREST EXPENSE. Compensation expense increased $115,000 in the third quarter of 1997 and $312,000 for the first nine months of 1997 as a result of salary increases and related expenses and education costs. First Northern has continued its emphasis on employee education, especially with the introduction of a new teller system in the first quarter of 1997.

Federal insurance premiums decreased $187,000 in the third quarter of 1997 and $573,000 for the nine months ended September 30, 1997, as a result of reduced SAIF deposit insurance premiums and a $15,000 refund of deposit insurance premiums from prior periods. In 1997, First Northern, like other SAIF insured financial institutions, had its SAIF insurance premium reduced to $0.065 per one hundred dollars of assessable deposits as compared to $0.23 per one hundred dollars of assessable deposits in 1996. This premium reduction was the result of the special SAIF assessment charged to each SAIF insured institution in the third quarter of 1996 to recapitalize the SAIF insurance fund. First Northern's special assessment, which was paid in the third quarter of 1996, was $2,856,000.

Data processing expense increased $66,000 in the third quarter of 1997 and $182,000 for the nine months ended September 30, 1997, primarily as the result of the installation of a new PC based teller system. First Northern completed its installation of a new PC based teller system in the first quarter of 1997 to further automate and improve the delivery of information and customer service.

Marketing expense decreased $14,000 for the three months ended September 30, 1997, and increased $8,000 for the nine months ended September 30, 1997, as compared to the same periods in 1996. The decrease in the third quarter of 1997 is primarily the result of differences in the timing of the payment of marketing expense in 1997 and 1996. Marketing expense increased for the nine months ended September 30, 1997, as a result of increased marketing of deposit and loan products. Competition in First Northern's market is such that growth in lending and deposit volumes necessitates increased marketing.

Other expenses increased for the three and nine months ended September 30, 1997, as compared to the same period in 1996 primarily as the result of costs associated with SFC operating costs, bad check charge-offs and costs associated with the debit card.

INCOME TAXES. The effective income tax rate for the third quarter of 1997 was 37.7%. First Northern received an income tax benefit in the third quarter of 1996 as a result of the special SAIF assessment.

                    LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Federal regulations historically have required the Savings Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows, and is currently 5% of net withdrawable deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government and agency securities and other obligations generally having remaining maturities of less than five years. The Savings Bank has historically maintained its liquidity ratio at a level in excess of that required by the OTS (as defined below).
The Savings Bank's monthly average short-term liquidity and total liquidity ratio at September 30, 1997, was 2.79% and 6.21%, respectively, as compared to 3.04% and 5.97%, respectively, at December 31, 1996. The short-term liquidity ratio decreased slightly as compared to the short-term liquidity at December 31, 1996, as a result of maturing investments being reinvested into securities with maturities greater than one year. The September 30, 1997, total liquidity ratio increased slightly as compared to the total liquidity ratio at December 31, 1996, as a result of the purchase of investment securities. The Savings Bank believes that its maintenance of excess liquidity, above the 5% federally required total liquidity ratio, is an appropriate strategy to aid in proper asset and liability management.

Liquidity management is both a daily and long-term responsibility of management. The Savings Bank adjusts its investments in liquid assets based upon managements' assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits; and
(iv) the objectives of its asset and liability management program. Excess liquidity is invested generally in interest-earning overnight deposits and other short-term government and agency obligations. When the Savings Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB of Chicago or other sources. The FHLB of Chicago limits advances to member institutions to an aggregate amount not to exceed 35% of the member institution's total assets. Wisconsin law permits First Northern to borrow, without the prior written approval of the Wisconsin Department of Financial Institutions --- Division of Savings Institutions, to borrow in the aggregate amount not to exceed 50% of its total assets.


CAPITAL RESOURCES AND REGULATORY INFORMATION

First Northern's net worth to total assets ratio at September 30, 1997, for State of Wisconsin regulatory requirements was 10.8% or almost two times the Wisconsin minimum legal requirement of 6.00% of total assets established by the Division of Savings Institutions of the Department of Financial Institutions, which regulates First Northern. The Office of Thrift Supervision ("OTS") adopted capital regulations for savings institutions effective
December 7, 1989. The OTS capital rules require savings associations to meet three separate capital standards: (i)Tangible capital equal to 1.5% of adjusted total assets; (ii) Core capital equal to 3% of adjusted total assets; and
(iii) Risk-based capital equal to 8.0% of the value of risk weighted assets.

As of September 30, 1997, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Savings Bank must maintain minimum tangible, core and risk based ratios as set forth in the table. As a state-chartered savings institution, the Savings Bank is also subject to a minimum capital requirement of the State of Wisconsin. Management believes, as of September 30, 1997, that the Savings Bank exceeds all capital adequacy requirements to which it is subject. There are no conditions or events since that notification that management believes have changed the Savings Bank's categorization as well capitalized.

The Savings Bank's required and actual capital amounts and ratios are presented in the following table.

                                                                  Excess
                                                 Required     Actual Capital
                                                Regulatory     Over Required
                                  Actual          Capital    Regulatory Capital
                                -------------  ------------- --------------
                                Amount  Ratio  Amount  Ratio  Amount  Ratio
                                ------- -----  ------- -----  ------- -----
                                           (Dollars in Thousands)
As of September 30, 1997
  Tangible Capital              $67,248  10.3% $ 9,827  1.5%  $57,421  8.8%
    (to Tangible Assets)
  Core Capital                   67,248  10.3%  19,654  3.0%   47,594  7.4%
    (to Tangible Assets)
  Risk-Based Capital             70,358  16.8%  33,566  8.0%   36,792  8.8%
    (to Risk-Weighted Assets)
  State of Wisconsin Capital     71,246  10.8%  39,404  6.0%   31,842  4.8%
    (to Total Assets)

As of December 31, 1996:
  Tangible Capital              $64,489  10.5% $ 9,204  1.5%  $55,285  9.0%
    (to Tangible Assets)
  Core Capital                   64,489  10.5%  18,409  3.0%   46,080  7.5%
    (to Tangible Assets)
  Risk-Based Capital             67,426  17.8%  30,295  8.0%   37,131  9.8%
    (to Risk-Weighted Assets)
  State of Wisconsin Capital     68,754  11.2%  36,915  6.0%   31,839  5.2%
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



                                            FIRST NORTHERN CAPITAL CORP.
                                      ---------------------------------------
                                                   (Registrant)





Date:  November 13, 1997                      /S/ RICK B. COLBERG
     ------------------------         ---------------------------------------
                                      Rick B. Colberg
                                      Vice President and Chief Financial Officer
                                        (Mr. Colberg is also duly authorized
                                          to sign on behalf of registrant)

                            FIRST NORTHERN CAPITAL CORP.
                                (THE "REGISTRANT")

                            COMMISSION FILE NO. 0-27982
                                    * * * * *
                                  EXHIBIT INDEX

                                        TO

                      THIRD QUARTER 1997 REPORT ON FORM 10-Q


Exhibit                                 Incorporated Herein  Filed or Submitted
Number          Description                By Reference To        Herewith
------------------------------------------------------------------------------

 11.1   Statement regarding computation
        of per share earnings                                          X

 27.1   Financial Data Schedule, which is
        submitted electronically to the
        Securities and Exchange
        Commission for information
        only and not filed.                                            X

                                                      EXHIBIT 11.1


                   FIRST NORTHERN CAPITAL CORP.
         COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

                                         Three Months          Nine Months
                                      Ended September 30    Ended September 30
                                     --------------------  --------------------
                                       1997       1996        1997       1996
                                     ---------  ---------  ---------  ---------

PRIMARY:
Weighted average common shares
  outstanding during each period     8,838,294  8,800,850  8,810,516  8,961,132
Incremental shares relating to:
  Dilutive stock options outstanding
   at end of each period (1)           279,759    184,816    229,868    209,740
                                     ---------  ---------  ---------  ---------

                                     9,118,053  8,985,666  9,040,384  9,170,872
                                     =========  =========  =========  =========


FULLY DILUTED:
Weighted average common shares
  outstanding during each period     8,838,294  8,800,850  8,810,516  8,961,132
Incremental shares relating to:
  Dilutive stock options outstanding
    at end of each period (2)          297,995    209,936    312,683    275,288
                                     ---------  ---------  ---------  ---------

                                     9,136,289  9,010,786  9,123,199  9,236,420
                                     =========  =========  =========  =========
NET INCOME (LOSS) FOR
   EACH PERIOD                      $1,585,879 $ (390,742)$4,430,065 $1,879,198
                                    ========== ========== ========== ==========


PER COMMON SHARE AMOUNTS:
  Primary, as presented in
  the Statement of Operations            $0.17     $(0.04)     $0.49      $0.20
                                         =====     ======      =====      =====

  Fully diluted                          $0.17     $(0.04)     $0.49      $0.20
                                         =====     ======      =====      =====

-------------------------

Notes:
  (1)  Based on treasury stock method using average market price.
  (2) Based on treasury stock method using period end market price, if higher than average market price.