Form 10-K405
period 1997-12-31
FIRST NORTHERN CAPITAL CORP
filed 1998-03-17
CIK 1002213

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.   20549

                               F O R M   1 0 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended  December 31, 1997
                                       -----------------

                        Commission file number: 0-27982

                         FIRST NORTHERN CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                      39-1830142
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

201 North Monroe Ave., P.O. Box 23100, Green Bay, WI             54305-3100
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:(920) 437-7101
                                                   --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE
                                     ----

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 Par Value
                         -----------------------------
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes ___X___              No _______

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 27, 1998, 8,922,023 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $13.00 last sale price quotation on The NASDAQ Stock Market, Inc./National Market System as reported in the Wall Street Journal) held by non-affiliates (excludes a total of 1,153,447 shares reported as beneficially owned by directors and executive officers or held in the registrant's 401(k) Savings Plan; does not constitute an admission as to affiliate status) was approximately $100,991,488.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                               Part of Form 10-K Into Which
      Document                             Portions of Document are Incorporated
      --------                             -------------------------------------

     Proxy Statement for Annual Meeting of
     Stockholders on April 22, 1998                       Part III

                         FIRST NORTHERN CAPITAL CORP.

       FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                     FOR THE YEAR ENDED DECEMBER 31, 1997

------------------------------------------------------------------------
                               TABLE OF CONTENTS
                               -----------------
ITEM                                                        PAGE
                                    PART I

1.   Business...............................................................  1-29
2.   Properties............................................................. 29-30
3.   Legal Proceedings......................................................    31
4.   Submission of Matters to a Vote of Security Holders....................    31
     Executive Officers of the Registrant................................... 31-32

                                   PART II

5.   Market for Registrant's Common Equity and Related Stockholders Matters. 32-33
6.   Selected Financial Data................................................ 34-35
7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations.................................... 36-51
7A.  Quantitative and Qualitative Disclosures About Market Risk............. 52-53
8.   Financial Statements and Supplementary Data............................ 54-83
9.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure.................................    84

                                   PART III

10.   Directors and Executive Officers of the Registrant....................    85
11.   Executive Compensation................................................    85
12.   Security Ownership of Certain Beneficial Owners and Management........    85
13.   Certain Relationships and Related Transactions........................    85

                                    PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......    86
      Signatures............................................................    87

                                    Part I.

Item 1.  Business
-------  --------

Overview. First Northern Capital Corp. (the "Company" or "First Northern"), a unitary savings and loan holding company, was incorporated in Wisconsin in 1995 for the purpose of owning all of the outstanding stock of First Northern Savings Bank, S.A. (the "Savings Bank"), a Wisconsin chartered capital stock savings and loan association, which reorganized into the holding company structure effective December 20, 1995 (the"Reorganization"). At that date, each outstanding share of the Savings Bank's common stock was converted into one share of the Company's common stock. Consequently, the former holders of all the outstanding stock of the Savings Bank acquired the same proportionate ownership interest in First Northern as they had held in the Savings Bank. The consolidated capitalization, assets, liabilities, income and other financial data of First Northern immediately following the Reorganization were substantially the same as those of the Savings Bank immediately prior to consummation of the Reorganization. The Reorganization was effected to provide greater flexibility in meeting the Company's future financial and competitive needs. All data presented in this 10-K for dates and periods prior to December 20, 1995 relates to the Savings Bank. All references herein to First Northern or the Company for any date or period prior to consummation of the Reorganization shall be deemed to refer to the Savings Bank.

     The Savings Bank is the only direct subsidiary of the Company and its operations are the primary contributor to the Company's earnings and expenses. The Savings Bank's business consists primarily of attracting deposits from the general public and originating loans throughout its Northeastern Wisconsin branch network. Great Northern Financial Services Corporation ("GNFSC") (formerly known as Great Northern Development Corporation), a wholly-owned subsidiary of the Savings Bank, offers full brokerage services to the public, including the sale of tax deferred annuities and mutual funds, and sells credit life and disability insurance. Another wholly-owned subsidiary, First Northern Investments, Inc. ("FNII"), manages a majority of the Savings Bank's investments. The Savings Bank's 50% owned subsidiary, Savings Financial Corporation ("SFC"), originates, services and sells automobile loans to its parent corporations.

     First Northern is based in Green Bay, Wisconsin and conducts its business from 19 offices located in a contiguous, eight-county (Brown, Marinette, Manitowoc, Door, Shawano, Outagamie, Waupaca, and Calumet) area in Northeastern Wisconsin.

     On August 18, 1997, First Northern effected a 2-for-1 stock split in the form of a 100% stock dividend. Unless otherwise indicated, all shares and per share information have been restated to reflect the stock split.

Cautionary Factors. This Form 10-K contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Savings Bank's loan and investment portfolios and the investment portfolio of FNII.

The Thrift Industry. The operations of First Northern and the Savings Bank, as well as other savings associations and other financial institutions, are significantly influenced by general economic conditions, by the related monetary, tax and fiscal policies of the federal government and by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and in the case of First Northern and the Savings

Bank, the Wisconsin Department of Financial Institutions---Division of Savings Institutions ("WDFI- Administrator"). First Northern's results of operations are also affected by accounting principles and regulations adopted by the Financial Accounting Standards Board ("FASB") and other organizations. Deposit flows and costs of funds are influenced by interest rates on competing investments, general market rates of interest, the level of personal savings and the public perception of the financial strength of the industry. Lending activities are affected by the demand for mortgage financing and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and market forces acting upon the supply of housing and the availability of funds.

Recapitalization of SAIF. The Savings Association Insurance Fund ("SAIF") of the FDIC was recapitalized during 1996 by a one-time special assessment imposed on all SAIF members. The $2,856,000 assessment paid by First Northern had a significant impact on its 1996 financial results. However, the effect of the recapitalization is a significant reduction in federal deposit insurance premiums for SAIF-insured institutions on an ongoing basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Acquisitions. On April 28, 1994, Prime Federal Bank, FSB ("Prime Federal") merged with and into the Savings Bank. As a part of the business combination, the Savings Bank exchanged 2.8275 shares of its common stock for each share of Prime Federal common stock outstanding, resulting in the issuance of 2,486,000 shares of the Savings Bank's common stock. The transaction was accounted for as a pooling of interests; consequently, financial data for years prior to 1994 have been restated to include the operating results of Prime Federal.

     On June 12, 1992, the Savings Bank completed its acquisition of New London Savings and Loan Association ("New London"). As part of the transaction, New London converted from a Wisconsin chartered mutual savings and loan association to a Wisconsin chartered stock savings institution and simultaneously merged with and into the Savings Bank. The Savings Bank issued 1,359,168 shares of its common stock to certain members of New London, other eligible subscribers, and the general public for approximately $6.1 million of additional capital.

Market Area and Competition. First Northern's primary market area is an eight county area in Northeastern Wisconsin which surrounds Green Bay, the third largest city in Wisconsin. First Northern operates 19 offices located in 14 cities in this area. These counties and cities are serviced by four Green Bay area television stations and are included in the circulation of a Green Bay newspaper.

     Financial organizations, such as First Northern, experience intense competition in both attracting and retaining deposits and in making real estate and consumer loans. First Northern's management believes that its share of the deposit and mortgage lending markets in its primary market area is approximately 10%. Most direct competition for deposits has come from savings and loan associations, commercial banks, credit unions, stock brokerage firms and money market mutual funds. In addition to offering competitive types of accounts and interest rates, the principal methods used by First Northern to attract deposits include the offering of a variety of services, and convenient business hours and branch locations, with inter-branch deposit and withdrawal privileges at each location. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers. The primary factors in competing for loans are interest rates and interest rate adjustment provisions, loan fees and the quality of service to borrowers.

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

Lending Activities. First Northern has traditionally concentrated on originations of adjustable and fixed interest rate one- to four-family mortgage loans and consumer loans. First Northern also originates five or more family residential, commercial real estate and short-term construction mortgage loans. Adjustable interest rate mortgage loans are originated for First Northern's portfolio; while 30 year fixed interest rate mortgage loans are primarily originated for sale in the secondary mortgage market. Fixed interest rate mortgage loans with terms of 15 and 20 years are retained in First Northern's mortgage loan portfolio. At December 31, 1997, approximately 89% of First Northern's mortgage loan portfolio was interest rate adjustable as compared to 90% at December 31, 1996.

     To aid in matching maturities of its assets and liabilities, First Northern originates second mortgage loans, automobile, boat, recreational vehicle and other types of consumer loans. These loans are generally of shorter maturities than first mortgage loans and are originated at both adjustable or fixed interest rates.

     First Northern lends primarily in its eight county market area in Northeastern Wisconsin. At December 31, 1997, approximately 99.2% of the total dollar amount of First Northern's mortgage loans outstanding were on properties located in Wisconsin with the other 0.8% representing properties located primarily in other Midwestern states.

     First Northern's loan portfolio of $608.0 million before deductions at December 31, 1997 was 91.1% by dollar volume of its total assets. As of that date, approximately 67.9% by dollar volume of the loan portfolio consisted of conventional first mortgage loans secured by one- to four-family residences, with an additional 25.8% by dollar volume in consumer loans, 4.0% by dollar volume in multi-family (more than four) residential properties, 1.9% by dollar volume in commercial real estate properties and .4% by dollar volume in other properties.

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

     Mortgage loans made by First Northern generally are long-term loans, amortized on a monthly basis with principal and interest due each month. First Northern does not include a prepayment penalty on one- to four-family owner-occupied mortgage loans. Although the original contractual loan payment period for mortgage loans normally ranges from 15 to 30 years, First Northern's experience has been that, because of prepayments in connection with refinancing and sales of property, mortgage loans typically remain outstanding for a substantially shorter period. First Northern estimates that the average range of time mortgage loans are outstanding is approximately six to ten years.

     Management of First Northern is committed to matching the maturities of assets and liabilities. In furtherance of this goal, management's policy is to emphasize the origination of consumer loans and other loans having short maturities, such as three to six years, and mortgage loans which are interest rate adjustable or are eligible for sale in the secondary market. At December 31, 1997, consumer loans (second mortgage, automobile and other consumer loans) outstanding totaled $157.1 million. Consumer loan originations and purchases for the year ended December 31, 1997 were $98.2 million, of which $29.2 million or 29.7% were interest rate adjustable. Consumer loan originations and purchases in 1996 were $88.3 million, of which $25.0 million or 28.3% were interest rate adjustable, and in 1995 were $68.3 million, of which $30.3 million or 44.4% were interest rate adjustable.

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

Loan Originations. First Northern has general authority to lend anywhere in the United States; however, it has chosen to concentrate its mortgage origination activities in Northeastern Wisconsin with primary emphasis in the counties served by its offices. As of December 31, 1997, First Northern had only 101 loans secured by out of state properties, representing $3.6 million or 0.8% of the total dollars in its mortgage loan portfolio. First Northern's mortgage lending is subject to written, non-discriminatory underwriting guidelines and to loan origination procedures prescribed annually by First Northern's Board of Directors. Property appraisals by independent appraisers, in accordance with First Northern's appraisal policy, are required. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and employment and income confirmations. Loans are reviewed and approved as directed by the underwriting guidelines established by the Board of Directors.

     At December 31, 1997, First Northern serviced for others $127.0 million of whole loans and participation interests in mortgage loans. In addition, as of December 31, 1997, First Northern had approximately $51.2 million of 15, 20 and 30 year fixed interest rate mortgages in its mortgage investment portfolio. See "Loan Interest Rates and Terms" above. In 1997, 1996 and 1995, First Northern sold $18.7, $11.1 and $11.6 million, respectively of fixed interest rate mortgage loans to the secondary market in accordance with First Northern's asset and liability management policy. First Northern also originates mortgage loans for the Wisconsin Department of Veterans Affairs ("WDVA") and the Wisconsin Housing and Economic Development Authority ("WHEDA"), which result in additional origination fees and servicing income. First Northern does not currently originate a significant amount of Federal Housing Administration ("FHA") insured or Veterans Administration ("VA") partially guaranteed loans.

     In addition to traditional mortgage lending activities, First Northern has participated in various State and local special loan programs. Many of these programs are designed specifically to make home ownership more available to qualified low/moderate income families. Through the Federal Home Loan Bank ("FHLB") of Chicago's Affordable Housing Program, First Northern has obtained funding for down payment and closing cost assistance to assist low income first-time home buyers.

     During 1997, First Northern purchased $7.8 million of single-family home loans, $3.7 million in multi-family loans, and $1.0 million in commercial real estate loans from others. In 1996, First Northern purchased $8.4 million of single-family loans, $0.8 million of multi-family loans, and no commercial real estate loans.

     First Northern requires borrowers to obtain title insurance or abstracts of title, depending on the type of mortgage product, on first mortgage real estate loans. Home equity loan borrowers are required to obtain a title search before and after the loan is originated to assure First Northern that the loan has been properly recorded and secured. Borrowers also must obtain hazard insurance prior to closing and, when required by the Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which First Northern makes disbursements for items such as real estate taxes and private mortgage insurance premiums as they become due. First Northern is required by Wisconsin law to pay interest on mortgage escrow accounts where the loan was originated after January 31, 1983 and is secured by one- to four-family, owner-occupied residences. The interest rate is based on the annual average of passbook interest rates paid by all Wisconsin financial institutions (2.83% for 1997). Currently, approximately 84.1% of the escrow dollars are interest bearing. The interest rate paid on escrow dollars is adjusted annually. The interest rate to be paid on qualified mortgage escrow dollars in 1998 is 2.83%.

     Regulations of the WDFI-Administrator also limit the amount which First Northern may lend up to specific percentages of the value of the real property securing the loan (referred to as "loan-to-value" ratios), as determined by an appraisal at the time the loan is originated. A loan secured by a first lien mortgage may not exceed 90% of the appraised value of the real estate security unless, among other things, the portion exceeding that percentage is insured or guaranteed by a mortgage insurance company against losses resulting from borrower default or the loan is guaranteed by a federal or state agency. First Northern's policy is to not make first mortgage loans in excess of 80% of the lower of the appraised value or the purchase price unless the excess is insured by private mortgage insurance or the loan is guaranteed by a federal or state agency. Real estate loans secured by other than a first lien must also conform generally to First Northern's policy of limiting loans to 80% of value.
However, it is anticipated that in 1998 First Northern will adjust its policy to 100% of value on other than first lien mortgages. All mortgage loan applications are reviewed by First Northern's corporate underwriting staff to ensure compliance with its uniform loan underwriting guidelines.

     The federal agencies regulating First Northern have also established real estate lending standards, that, among other things, create loan-to-value ratios for various real estate loan categories. First Northern's current underwriting standards, as stated above, conform with these real estate lending standards.

     First Northern has been expanding its consumer lending portfolio, which generally consists of home equity loans, automobile loans, boat, recreational vehicles, credit card and other loan, to obtain higher yields and to serve the needs of its customers. In addition, First Northern purchases automobile loans from its subsidiary, SFC which originates automobile loans on an indirect basis for its parent companies. First Northern has historically experienced relatively low delinquencies and few losses on consumer loans.

Loan Portfolio Composition. The following table sets forth the composition of First Northern's loan portfolio (excluding loans held for sale) by type of security at the dates indicated. The table does not reflect loans sold and serviced for others. First Northern continues to service loans sold to others.

                                                                        Year Ended December 31
                                  --------------------------------------------------------------------------------------------
                                          1997               1996               1995               1994               1993
                                  ----------------   ----------------   ----------------   ----------------   ----------------
                                                                        (Dollars In Thousands)
Mortgage loans:
   One to four family
      residential                 $393,563   64.74%  $376,189   66.72%  $352,449   69.08%  $350,291   69.54%  $304,891   70.14%

   Five or more family
       residential                  24,506    4.03     20,154    3.57     17,591    3.45     18,478    3.67     20,162    4.64
   Commercial real estate            9,269    1.52      9,975    1.77     10,028    1.97      9,501    1.89     10,280    2.37
   Construction-residential         19,192    3.16     16,306    2.89     10,782    2.11      6,916    1.38     10,443    2.40
   Construction-commercial           2,156    0.35      1,701    0.30      1,225    0.24      1,533    0.30      1,044    0.24
   Other                             2,226    0.37      1,900    0.34      1,788    0.35      1,533    0.30      1,044    0.24
                                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
      Total mortgage loans         450,912   74.17    426,225   75.59    393,863   77.20    388,252   77.08    347,864   80.03

Consumer loans:
   Consumer                         18,200    2.99     18,179    3.22     20,307    3.98     21,756    4.32     22,241    5.12
   Second mortgage                  68,596   11.28     59,148   10.49     46,528    9.12     29,454    5.85     22,853    5.26
   Automobile                       70,276   11.56     60,339   10.70     49,504    9.70     53,527   10.63     33,102    7.62
   Education                             -       -          -       -          -       -     10,677    2.12      8,583    1.97
                                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
       Total consumer loans        157,072   25.83    137,666   24.41    116,339   22.80    115,414   22.92     86,779   19.97
                                  --------           --------           --------           --------           --------

        Gross total loans          607,984  100.00%   563,891  100.00%   510,202  100.00%   503,666  100.00%   434,643  100.00%
                                            ======             ======             ======             ======             ======

   Less:
       Undisbursed loan proceeds    10,290              5,942              6,071              3,146              7,056
       Allowance for losses          3,177              2,937              2,608              2,400              2,306
       Unearned loan fees              988              1,017                988              1,059              1,047
                                  --------           --------           --------           --------           --------

       Net loans receivable       $593,529           $553,995           $500,535           $497,061           $424,234
                                  ========           ========           ========           ========           ========

Contractual Maturities of Loans. The following table presents information as of December 31, 1997 regarding loan maturities and contractual principal repayments by categories of loans during the periods indicated. Loans with adjustable interest rates are shown as maturing in the year of their contractual maturity.


                            Principal Repayments Contractually Due in Year(s) Ended December 31
                          -----------------------------------------------------------------------
                                                       2001-    2003-    2007-     AFTER
                            1998     1999     2000     2002     2006     2011      2011    TOTAL
                         -------  -------  -------  -------  -------  -------  --------  --------
                                                       (In Thousands)
Loans:
  Mortgage               $ 1,004  $   996  $   728  $ 9,781  $28,180  $75,109  $313,766  $429,564
  Mortgage
     construction (1)      3,799      424                                        17,125    21,348
  Consumer loans          24,348   21,564   22,000   34,505   32,000   18,294     4,361   157,072
                         -------  -------  -------  -------  -------  -------  --------  --------

Total                    $29,151  $22,984  $22,728  $44,286  $60,180  $93,403  $335,252  $607,984
                         =======  =======  =======  =======  =======  =======  ========  ========

-----------------------------

(1) First Northern's mortgage construction loans are originated for either the construction phase or the combined construction and full amortization term of the loan.

          Of the $578.8 million of loans contractually due after December 31, 1998, approximately $157.4 million have fixed interest rates and approximately $421.4 million have adjustable interest rates.

          Contractual maturities of loans do not reflect the actual life of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments. The average life of mortgage loans tends to increase, however, when current mortgage market interest rates exceed interest rates on existing mortgages and decrease when mortgage interest rates decline. The average life of consumer loans is affected by the general and local economy.

Mortgage and Consumer Loans. The following table sets forth activity for First Northern's investment and held for sale loan portfolios for the periods indicated.


                                                      Year Ended December 31
                                     ---------------------------------------------------------
                                        1997        1996        1995       1994        1993
                                     ----------  ----------  ----------  ---------  ----------
                                                          (In Thousands)
Mortgage loans originated
 and purchased:
 Construction                        $  25,709   $  26,596   $  17,316   $ 18,706   $  17,659
 Loans on existing property             51,536      49,017      37,491     51,652      39,340
 Refinancing (1)                        42,166      35,497      15,130     33,068     127,138
 Other                                   2,398       2,668       2,560      1,316       3,574
                                     ---------   ---------   ---------   --------   ---------
  Total mortgage loans originated
   and purchased                       121,809     113,778      72,497    104,742     187,711

Consumer loans originated
 and purchased:
 Consumer                               18,348      15,292       8,773     11,150       9,144
 Second mortgage                        27,218      24,871      30,474     25,340      22,385
 Automobile                             50,059      45,722      26,109     39,842      23,713
 Education                               2,568       2,382       2,895      3,290       2,325
                                     ---------   ---------   ---------   --------   ---------
  Total consumer loans originated
   and purchased                        98,193      88,267      68,251     79,622      57,567
                                     ---------   ---------   ---------   --------   ---------

Mortgage loans sold                    (18,668)    (11,065)    (11,583)   (18,174)    (68,576)

Education loans sold                    (2,491)     (3,187)    (10,489)

Loan repayments and other credits     (154,750)   (134,104)   (112,140)   (97,167)   (156,665)
                                     ---------   ---------   ---------   --------   ---------

Net increase in real estate
 loans and other loans               $  44,093   $  53,689   $   6,536   $ 69,023   $  20,037
                                     =========   =========   =========   ========   =========
-----------------------

(1) Refinanced mortgage loans are stated as gross dollars. Net new refinanced dollars for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, were $25.7 million, $24.9 million, $10.8 million, $21.7 million, and $67.2 million, respectively. Net new dollars are the additional dollars that were disbursed above an existing loan balance for the same borrower and property.

      First Northern is permitted to make secured and unsecured consumer loans including automobile, recreational vehicle, marine and other consumer loans, home equity, property improvement, manufactured housing, education and deposit account loans. At December 31, 1997, consumer loans represented 25.8% of total loans.

Loan Fee Income. A borrower on a one- to four-family owner-occupied residence may be charged a loan origination fee or a processing fee of up to 1% of the loan amount, with the actual amount being dependent upon, among other things, market conditions at the time of origination. These fees are in addition to appraisal and other third party fees paid by the borrower to First Northern at the time of application. Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amounts amortized as an adjustment to the related loan's yield. First Northern is amortizing these amounts using the level-yield method, adjusted for prepayments, over the contractual life of the related loans. Currently, there are no loan fees charged on consumer loans.

Usury Limitation and Interest Rate Adjustment Provisions. Any loan secured by a real estate mortgage and made, refinanced, renewed, extended or modified after November 1, 1981, is not subject to a maximum interest rate. Consumer loans of $25,000 or less are generally subject to the Wisconsin Consumer Act which establishes disclosure requirements for interest rates and finance charges and, for transactions entered into before November 1, 1984, limits the maximum finance charges.

     Mortgage lenders have historically had authority under Wisconsin law to include interest adjustment clauses in loan contracts. Before June 12, 1976, the only limit on interest adjustment increases was the general usury ceiling. However, as of that date, Wisconsin law began to distinguish between two kinds of interest adjustment clauses in connection with loans on owner-occupied one-to four- family residential property: (1) those that tie interest adjustments to fluctuations in an approved index ("indexed" interest adjustment provisions); and (2) those that do not ("unindexed" interest adjustment provisions). Subject to certain statutory restrictions, interest adjustments under an unindexed interest adjustment provision are solely at the option of the lender.

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

     Mortgages that are subject to indexed interest adjustment provisions are treated in substantially the same way under Wisconsin law. However, instead of increases or decreases occurring solely at the discretion of the lender, interest rates may be increased, and must be decreased, in accordance with changes in the approved index. Unlike its unindexed adjustable rate counterpart, adjustments made under an indexed adjustable rate provision governed by the 1981 law may be made at intervals more frequent than 6 months.

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

Classified Assets and Delinquencies. When a borrower fails to make a required payment on a loan, First Northern or SFC attempts to have the deficiency cured by contacting the borrower. Contacts are made after a payment is more than 30 days past due and, in most cases, deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through First Northern's normal collection procedures, First Northern will institute measures to remedy the default, including commencing a foreclosure action or accepting a voluntary deed of the secured property in lieu of foreclosure from the mortgagor or repossessing other collateral. If a foreclosure action is instituted and the loan is not reinstated, paid in full, or refinanced, the property is sold at a judicial sale at which, in most instances, First Northern is the buyer.

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

     The OTS has established a classification system for problem assets. Under the regulation, problem assets are classified as "substandard," "doubtful," or "loss." Assets classified as loss are required to be charged-off. Assets classified as doubtful or substandard do not require a write-off of the amounts so classified but may necessitate additions to the general allowances for losses. An institution's determination as to the classification of its assets and the amount of valuation allowances are subject to review by the District Director of the OTS or the FDIC, who could order the establishment of additional loan loss allowances.

     The following table identifies the dollar amount of loans that are classified as substandard, doubtful or loss as of the dates indicated.


                                                As of December 31
                                           ---------------------------
                                           1997         1996      1995
                                           ----         ----      ----
                                                   (In Thousands)
  Substandard                              $578         $905      $518
  Doubtful                                   16           21        13
  Loss                                                     9
                                           ----         ----      ----

  Total Classified Assets                  $594         $935      $531
                                           ====         ====      ====

    The decrease in the amount of substandard assets in 1997 was the result of a decrease in overall delinquencies. The 1995 level of Total Classified Assets was at a historically low level.

Allowances for Losses. Allowances for losses on loans, real estate, and repossessed assets are based on management's evaluation of various factors including, but not limited to, general economic conditions, loan portfolio composition, prior loss experience, estimated sales price of collateral, regulatory environment and holding and selling costs.

     While First Northern has a low level of non-performing assets and low historical charge-off experience, the inherent credit risk within the portfolio (primarily relating to the automobile loan portfolio) has increased. It is this increase which primarily resulted in the increase in the loan loss allowance.

     At December 31, 1993, First Northern's automobile loan portfolio was $33.1 million as compared to $70.3 million at December 31, 1997. This increase of $37.2 million represents a 112.3% growth in the automobile loan portfolio while the allowance for all losses increased from $2.3 million to $3.2 million or an increase of 38.7%.

     Management believes that the allowances for losses on loans, real estate, and repossessed assets are adequate. While Management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions or regulatory requirements.

     All of First Northern's loans are domestic. A summary of the allowance for losses is shown below.


                                                     For the Year Ended December 31
                                               ------------------------------------------
                                                1997     1996     1995     1994     1993
                                               ------   ------   ------   ------   ------
                                                         (Dollars in Thousands)
Mortgage loans:
  Balance, beginning of year                   $1,453   $1,578   $1,499   $1,426   $1,151
  Provisions, charged to provision
    for loan losses                               170       10       79               292
  Charge-offs:
    1 to 4 family residential                                                (20)     (44)
  Recoveries:
    1 to 4 family residential                                                 24        7
    Commercial real estate                          1        1                         20
                                               ------   ------   ------   ------   ------
        Total recoveries                            1        1                24       27
                                               ------   ------   ------   ------   ------
  Net (charge-offs) or recoveries                   1        1                 4      (17)
                                               ------   ------   ------   ------   ------
  Transfer of loss reserve                                (136)
  Adjustment to conform pooled
    companies' fiscal year ends                                               69
                                               ------   ------   ------   ------   ------
  Balance, end of year                          1,624    1,453    1,578    1,499    1,426

Consumer loans:
  Balance, beginning of year                    1,484    1,030      901      880      705
  Provisions, charged to provision
    for loan losses                               150      360      161      145      247
  Charge-offs:
    Consumer                                      (44)     (23)     (30)     (59)     (46)
    Automobile                                    (57)     (43)     (41)     (68)     (35)
                                               ------   ------   ------   ------   ------
        Total charge-offs                        (101)     (66)     (71)    (127)     (81)
                                               ------   ------   ------   ------   ------
  Recoveries:
    Consumer                                        8       11       21        5        6
    Automobile                                     12       13       18       16        3
                                               ------   ------   ------   ------   ------
        Total recoveries                           20       24       39       21        9
                                               ------   ------   ------   ------   ------
  Net charge-offs                                 (81)     (42)     (32)    (106)     (72)
                                               ------   ------   ------   ------   ------
  Transfer of loss reserve                                 136
  Adjustment to conform pooled
    companies' fiscal year ends                                              (18)
                                               ------   ------   ------   ------   ------
  Balance, end of year                          1,553    1,484    1,030      901      880
                                               ------   ------   ------   ------   ------

Total allowance for losses                     $3,177   $2,937   $2,608   $2,400   $2,306
                                               ======   ======   ======   ======   ======

Foreclosed properties & repossessed assets:
  Balance, beginning of year                   $    -   $    1   $    1   $    1   $   67
  Provisions, charged to
    non-interest expense                                    13                         13
  Charge-offs:
    1 to 4 family residential                              (14)                       (79)
                                               ------   ------   ------   ------   ------

  Balance, end of year                         $    -   $    -   $    1   $    1   $    1
                                               ======   ======   ======   ======   ======

Total charge-offs
  to average loans outstanding                   0.02%    0.01%    0.01%    0.02%    0.04%
                                               ======   ======   ======   ======   ======

Net charge-offs to average
  loans outstanding                              0.01%    0.01%    0.01%    0.02%    0.02%
                                               ======   ======   ======   ======   ======

     Interest income on loans is accrued and credited to operations based on the principal amount outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest and/or when, in the opinion of management, full collection is unlikely. When interest accruals are discontinued, uncollected interest credited to income in the current year is reversed and uncollected interest accrued in the prior year is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the loan is in the process of collection and the value of collateral is sufficient to cover the principal balance and accrued interest. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

     The following tables show the Company's total allowance for loan losses and the allocation to the various categories of loans held for investment at the dates indicated.

                                            At December 31, 1997
                                    ------------------------------------
                                                                    % of
                                                                  Loans in
                                                  Allowance       Category
                                                  as a % of       to Total
                                                  Loans in       Outstanding
                                      Amount     Category(1)       Loans(1)
                                      ------     -----------     -----------
                                              (Dollars in Thousands)

Breakdown of allowance
Mortgage loans:
  One- to four-family residential     $1,324           0.34%          64.74%
  Five or more family residential        135           0.55            4.03
  Commercial real estate                 127           1.37            1.52
  Construction                                         0.00            3.51
  Other                                   24           1.08            0.37
  Classified mortgage loans               14           3.00
                                      ------           ----          ------
     Total mortgage loans              1,624           0.36           74.17

Consumer loans:
  Consumer                                85           0.47            2.99
  Second mortgage                        250           0.37           11.28
  Automobile                           1,212           1.73           11.56
  Education
  Classified consumer loans                5           2.00
                                      ------           ----          ------
     Total consumer loans              1,553           0.99           25.83
                                      ------           ----          ------

Total allowance for loans             $3,177           0.52%         100.00%
                                      ======           ====          ======
-----------------------

(1)  Percentages are calculated on gross loan balances.

                                            At December 31, 1996
                                     ------------------------------------
                                                                 % of
                                                               Loans in
                                                 Allowance     Category
                                                 as a % of     to Total
                                                  Loans in    Outstanding
                                     Amount     Category(1)     Loans(1)
                                     ------     -----------   -----------
                                            (Dollars in Thousands)

Breakdown of allowance
Mortgage loans:
  One- to four-family residential      $1,180         0.31%     66.72%
  Five or more family residential         121         0.60       3.57
  Commercial real estate                  114         1.14       1.77
  Construction                                                   3.19
  Other                                    18         0.95       0.34
  Classified mortgage loans                20         3.00
                                       ------         ----     ------
     Total mortgage loans               1,453         0.34      75.59

Consumer loans:
  Consumer                                 83         0.46       3.22
  Second mortgage                         211         0.36      10.49
  Automobile                            1,172         1.94      10.70
  Education
  Classified consumer loans                18         2.00
                                       ------         ----     ------
     Total consumer loans               1,484         1.08      24.41
                                       ------         ----     ------

Total allowance for loans              $2,937         0.52%    100.00%
                                       ======         ====     ======
-----------------------

(1)   Percentages are calculated on gross loan balances.

                                            At December 31, 1995
                                     ------------------------------------
                                                                % of
                                                               Loans in
                                                 Allowance     Category
                                                 as a % of     to Total
                                                  Loans in    Outstanding
                                     Amount     Category(1)     Loans(1)
                                     ------     -----------   -----------
                                            (Dollars in Thousands)

Breakdown of allowance
Mortgage loans:
  One- to four-family residential    $1,359           0.39%        69.08%
  Five or more family residential        98           0.56          3.45
  Commercial real estate                 97           0.97          1.97
  Construction                                                      2.35
  Other                                  16           0.89          0.35
  Classified mortgage loans               8           2.05
                                     ------           ----        ------
     Total mortgage loans             1,578           0.40         77.20

Consumer loans:
  Consumer                               79           0.39          3.98
  Second mortgage                       137           0.29          9.12
  Automobile                            811           1.64          9.70
  Education
  Classified consumer loans               3           2.00
                                     ------           ----        ------
     Total consumer loans             1,030           0.89         22.80
                                     ------           ----        ------

Total allowance for loans            $2,608           0.51%       100.00%
                                     ======           ====        ======
-----------------------

(1)  Percentages are calculated on gross loan balances.

                                            At December 31, 1994
                                    ------------------------------------
                                                                  % of
                                                                Loans in
                                                Allowance       Category
                                                as a % of       to Total
                                                Loans in       Outstanding
                                       Amount   Category(1)     Loans(1)
                                       ------   -----------    -----------
                                             (Dollars in Thousands)
Breakdown of allowance
Mortgage loans:
 One- to four-family residential       $1,295      0.37%          69.54%
 Five or more family residential           85      0.46            3.67
 Commercial real estate                    92      0.97            1.89
 Construction                                                      1.68
 Other                                     13      0.85            0.30
 Classified mortgage loans                 14      2.05
                                       ------      ----           -----
    Total mortgage loans                1,499      0.39           77.08

Consumer loans:
 Consumer                                  84      0.39            4.32
 Second mortgage                           93      0.32            5.85
 Automobile                               720      1.34           10.63
 Education                                                         2.12
 Classified consumer loans                  4      2.00
                                       ------      ----          ------
    Total consumer loans                  901      0.78           22.92
                                       ------      ----          ------

Total allowance for loans              $2,400      0.48%         100.00%
                                       ======      ====          ======
-----------------------

(1)   Percentages are calculated on gross loan balances.

                                            At December 31, 1993
                                    ------------------------------------
                                                                  % of
                                                                Loans in
                                                 Allowance      Category
                                                 as a % of      to Total
                                                 Loans in      Outstanding
                                       Amount   Category(1)     Loans(1)
                                       ------   -----------    -----------
                                             (Dollars in Thousands)
Breakdown of allowance
Mortgage loans:
 One- to four-family residential       $1,242      0.41%          70.14%
 Five or more family residential           74      0.37            4.64
 Commercial real estate                    82      0.80            2.37
 Construction                                                      2.64
 Other                                     11      1.05            0.24
 Classified mortgage loans                 17      2.05
                                       ------      ----           -----
    Total mortgage loans                1,426      0.41           80.03

Consumer loans:
 Consumer                                 172      0.77            5.12
 Second mortgage                          154      0.67            5.26
 Automobile                               550      1.66            7.62
 Education                                                         1.97
 Classified consumer loans                  4      2.00
                                       ------      ----          ------
    Total consumer loans                  880      1.01           19.97
                                       ------      ----          ------

Total allowance for loans              $2,306      0.53%         100.00%
                                       ======      ====          ======
-----------------------

(1)   Percentages are calculated on gross loan balances.

    The following table is a summary of non-performing loans and assets.

                                                  Year Ended December 31
                                     ------------------------------------------------
                                       1997      1996      1995      1994      1993
                                     --------  --------  --------  --------  --------
                                                  (Dollars in Thousands)
Non-accrual mortgage loans
 (90 days or more past due)          $   333   $   509   $   266   $   407   $   668
Non-accrual consumer loans               107       235       152       139       140
                                     -------   -------   -------   -------   -------
Total non-performing loans               440       744       418       546       808

Foreclosed properties, properties
 subject to foreclosure and
  repossessed assets                     153       189       136       120        44
                                     -------   -------   -------   -------   -------

Total non-performing assets          $   593   $   933   $   544   $   666   $   852
                                     =======   =======   =======   =======   =======

Non-performing loans as a
 percentage of total loans               .07%      .13%      .08%      .11%      .19%
                                     =======   =======   =======   =======   =======

Non-performing assets as a
 percentage of total assets              .09%      .15%      .10%      .12%      .17%
                                     =======   =======   =======   =======   =======

Loan loss allowances as
 a percentage of non-
 performing loans                     722.05%   394.76%   623.92%   439.56%   285.40%
                                     =======   =======   =======   =======   =======

Loan loss allowances as
 a percentage of non-
 performing assets                    535.75%   314.79%   470.76%   360.36%   270.77%
                                     =======   =======   =======   =======   =======

Interest income that would
 be recognized if non-accrual
 loans had been current (1)          $    13   $    25   $    12   $    19   $    36
                                     =======   =======   =======   =======   =======
-------------------------

(1) No accrued interest income was included in net income in 1997, 1996, 1995, 1994 and 1993 from loans classified as non-accrual.

Investment and Mortgage-Related Activities. First Northern is authorized to invest in obligations issued or fully guaranteed by the United States, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks, mortgage-backed and mortgage-related securities, investment grade corporate notes and other specified investments.

     The following table sets forth the composition of First Northern's investment and mortgage-related securities portfolio at December 31, 1997, 1996 and 1995.


                                          Investment and Mortgage-related Securities Portfolio Composition
                                                                   At December 31
                                         -------------------------------------------------------------------
                                                  1997                   1996                   1995
                                         ----------------------  ---------------------  --------------------
                                                      Percent                 Percent               Percent
                                          Carrying       of       Carrying      of      Carrying      of
                                           Value       Total       Value       Total      Value      Total
                                         ----------  ----------  ----------  ---------  ---------  ---------
                                                               (Dollars in Thousands)
Interest-earning deposits                   $   324       0.81%     $ 1,598      4.57%    $    82       .28%

Securities available-for-sale:
 U. S. government securities                  3,290       8.24        2,517      7.20       1,018      3.58
 Federal agency obligations                   2,002       5.01        1,985      5.67       1,004      3.53
 Mortgage-related securities                    932       2.33        1,837      5.25       2,013      7.07
 Asset Management Fund                          500       1.25          471      1.35         455      1.60
 FHLMC stock                                  1,007       2.52          662      1.89         501      1.76
                                            -------     ------      -------    ------     -------    ------
  Total securities available-for-sale         7,731      19.35        7,472     21.36       4,991     17.54

Securities held-to-maturity:
 U.S. Government securities                   1,000       2.50        3,004      8.59      10,073     35.39
 Federal agency obligations                  20,231      50.63       13,579     38.82       9,291     32.65
 Mortgage-related securities                 10,675      26.71        9,325     26.66       4,024     14.14
                                            -------     ------      -------    ------     -------    ------
  Total securities held-to-maturity          31,906      79.84       25,908     74.07      23,388     82.18
                                            -------     ------      -------    ------     -------    ------

Total                                       $39,961     100.00%     $34,978    100.00%    $28,461    100.00%
                                            =======     ======      =======    ======     =======    ======

Average remaining life or term
 to repricing for interest-earning
 deposits, securities
 available-for-sale and
 investment securities (1)                           18 months              12 months             14 months
---------------------------

(1) For purposes of calculating the remaining life or term, securities available-for-sale are assumed to have a zero term.

See Notes B and C of the Notes to Consolidated Financial Statements.

     The following table sets forth the maturity ranges for investment and mortgage-related securities, with their respective weighted average yields and the total market value.

                                                                            At December 31, 1997
                                           -------------------------------------------------------------------------------------
                                                                      Over One              Over Five
                                            One Year or Less        to Five Years         to Ten Years         Over Ten Years
                                           -------------------   -------------------   -------------------   -------------------
                                                      Weighted              Weighted              Weighted              Weighted
                                           Amortized   Average   Amortized   Average   Amortized   Average   Amortized  Average
                                             Cost       Yield      Cost       Yield      Cost       Yield      Cost      Yield
                                           ---------  --------   ---------  --------   ---------  --------   ---------  --------
                                                                           (Dollars in Thousands)
Available-for-Sale:
Investment and
  Mortgage-related Securities
  U.S. government obligations                 $  496     6.56%     $ 2,744     6.44%
  Federal agency obligations                                         2,000     6.43
  Mortgage-related securities                                                                                   $  932     7.17%

  Asset Management Fund                                                505     5.97
  FHLMC stock                                     33    30.00
                                              ------    -----      -------     ----     ------      -----       ------     ----

    Total investment and
     mortgage-related securities              $  529     7.78%     $ 5,249     6.39%    $    -      $   -       $  932     7.17%
                                              ======    =====      =======     ====     ======      =====       ======     ====
Held-to-Maturity:
Investment and
  Mortgage-related Securities
  U.S. government obligations                 $1,000     7.48%
  Federal agency obligations                   6,751     6.02      $12,480     6.20%    $1,000       6.80%
  Mortgage-related securities                                                            5,476       6.00       $5,199     6.63%
                                              ------    -----      -------     ----     ------       ----       ------     ----

    Total investment and
     mortgage-related securities              $7,751     6.21%     $12,480     6.20%    $6,476       6.12%      $5,199     6.63%
                                              ======    =====      =======     ====     ======       ====       ======     ====


                                        ------------------------------
                                                 Investment and
                                                Mortgage-related
                                                Securities Total
                                        ------------------------------
                                                    Approx.   Weighted
                                        Amortized    Market   Average
                                          Cost       Value     Yield
                                        ---------    ------   --------
  Available-for-Sale:
  Investment and
    Mortgage-related Securities
    U.S. government obligations           $ 3,240   $ 3,290      6.46%
    Federal agency obligations              2,000     2,002      6.43
  Mortgage-related securities                 932       932      7.17

  Asset Management Fund                       505       500      5.97
  FHLMC stock                                  33     1,007     30.00
                                          -------   -------     -----

    Total investment and
     mortgage-related securities          $ 6,710   $ 7,731      6.61%
                                          =======   =======     =====

Held-to-Maturity:
Investment and
  Mortgage-related Securities
    U.S. government obligations           $ 1,000   $ 1,001      7.48%
    Federal agency obligations             20,231    20,312      6.17
    Mortgage-related securities            10,675    10,689      6.31
                                          -------   -------     -----


    Total investment and
     mortgage-related securities          $31,906   $32,002      6.26%
                                          =======   =======     =====

     The following table sets forth the composition of First Northern's mortgage-related held-to-maturity securities portfolio at December 31, 1997, 1996 and 1995.

                                                    Mortgage-Related Portfolio Composition
                                                             At December 31
                                                    --------------------------------------
                                                       1997         1996         1995
                                                      -------      -------      -------
                                                         (Dollars in Thousands)

  Federal Home Loan Mortgage Corporation              $ 6,259      $ 4,715      $ 3,019
  Federal National Mortgage Association                 3,647        3,730          998
  Other                                                   769          880            7
                                                      -------      -------      -------

     Total mortgage-related securities                $10,675      $ 9,325      $ 4,024
                                                      =======      =======      =======

  Average remaining contractual life or term to
     repricing for mortgage-related securities     139 months   157 months   203 months

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

     The specific programs offered by First Northern have changed over time as new types of accounts and minimum denomination requirements have been authorized. Currently there are no statutory or regulatory required minimum denominations or interest rate ceilings on any deposit accounts. First Northern presently offers deposit accounts with minimum balance requirements and interest rates as follows:


                                              Minimum               Interest
Type or Term                                  Balance                 Rate
------------                                  -------                 ----
NOW Checking Accounts(1)                       Varies           Rate Set Weekly
Regular Deposit Accounts(2)                   $   100           Rate Set Weekly
Money Market Accounts                         $ 2,500           Rate Set Weekly
Daily Advantage MMA                           $10,000           Rate Set Weekly
High Five Passbook                            $ 5,000           Rate Set Weekly
91 Day through 60 Month Certificate           $   500           Rate Set Weekly
18 month IRA and SEPP Variable Certificates   $   100           Rate Set Monthly
--------------

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


                                         For the Year Ended December 31, 1997
                                        --------------------------------------
                                                                    Weighted
                                                       Percent      Average
                                          Average     of Total     Effective
                                          Balance     Deposits        Rate
                                        -----------  -----------  ------------
                                                (Dollars in Thousands)
Core deposits:
  Non-interest bearing NOW checking      $ 19,364         4.10%
  Interest bearing NOW checking            35,036         7.42          1.06%
  Money market                             50,265        10.65          4.31
  Passbook                                 60,057        12.72          2.20
                                         --------       ------          ----
     Total core deposits                  164,722        34.89          2.25

Certificate of deposit accounts           307,423        65.11          5.72
                                         --------       ------          ----

Total deposits                           $472,145       100.00%         4.54%
                                         ========       ======          ====


                                         For the Year Ended December 31, 1996
                                        --------------------------------------
                                                                   Weighted
                                                      Percent       Average
                                          Average     of Total     Effective
                                          Balance     Deposits       Rate
                                        -----------  ----------   -----------
                                                (Dollars in Thousands)
Core deposits:
  Non-interest bearing NOW checking      $ 16,646         3.67%
  Interest bearing NOW checking            36,655         8.08          1.03%
  Money market                             49,037        10.81          4.10
  Passbook                                 58,744        12.96          2.24
                                         --------       ------          ----
     Total core deposits                  161,082        35.52          2.30

Certificate of deposit accounts           292,477        64.48          5.66
                                         --------       ------          ----

Total deposits                           $453,559       100.00%         4.46%
                                         ========       ======          ====


                                         For the Year Ended December 31, 1995
                                        --------------------------------------
                                                                   Weighted
                                                      Percent       Average
                                          Average     of Total     Effective
                                          Balance     Deposits       Rate
                                        -----------  ----------   -----------
                                                (Dollars in Thousands)
Core deposits:
  Non-interest bearing NOW checking      $ 13,765         3.14%
  Interest bearing NOW checking            36,049         8.23          1.40%
  Money market                             35,420         8.09          3.89
  Passbook                                 60,367        13.79          2.48
                                         --------       ------          ----
   Total core deposits                    145,601        33.25          2.32

Certificate of deposit accounts           292,248        66.75          5.54
                                         --------       ------          ----

Total deposits                           $437,849       100.00%         4.47%
                                         ========       ======          ====

The following table presents certificates of deposits in amounts of $100,000 or more by maturity:


                                                     At December 31
                                             -----------------------------
                                               1997                 1996
                                             --------             --------
                                                 (Dollars in Thousands)
Maturity:
  3 months or less                           $  9,164             $  5,917
  Greater than 3 months - 6 months              6,530                3,767
  Greater than 6 months - 12 months            12,505                5,697
  Greater than 12 months                        7,189                6,233
                                             --------             --------

                                             $ 35,388             $ 21,614
                                             ========             ========

Borrowed Funds. First Northern has a line of credit with the FHLB of Chicago and has borrowed from the FHLB on an overnight and fixed interest rate basis to assist with funding loan originations.

     From time to time, First Northern borrows funds under repurchase agreements. First Northern accepts funds from municipalities and school districts. When the amounts of such funds are in excess of FDIC insurance limits, First Northern collateralizes its obligation to repay such parties through repurchase agreements. Repurchase agreements are used to lock-in a profit spread to First Northern. Furthermore, because the repurchase agreements from municipalities and school districts are not considered deposits, First Northern does not pay premiums to the FDIC on such amounts. At December 31, 1997, First Northern had $0.9 million of borrowings under repurchase agreements. The weighted average rate of the repurchase agreements as of December 31, 1997, 1996 and 1995 was 5.79%, 5.59% and 5.65%, respectively. See Note G of the Notes to Consolidated Financial Statements.

    The following table sets forth certain information regarding borrowings by First Northern at the end of and during the periods indicated:

                                         Year Ended December 31
                                       ---------------------------
                                          1997      1996      1995
                                          ----      ----      ----
                                          (Dollars in Thousands)
Balance outstanding at end of year:
  Securities sold under agreement
     to repurchase                     $   900   $ 1,500   $ 1,000
  Fixed interest rate notes
     payable to FHLB                    75,075    58,150    20,000
  Overnight borrowings from FHLB        26,065    17,255
  Other borrowings                       1,237       367

Weighted average interest rate at
  end of year:
  Securities sold under agreements
     to repurchase                        5.79%     5.59%     5.65%
  Fixed interest rate notes
     payable to FHLB                      5.85%     5.73%     6.03%
  Overnight borrowings from FHLB          6.92%     6.95%
  Other borrowings                        5.27%     5.18%
Maximum amount outstanding
  during the year:
  Securities sold under agreements
     to repurchase                     $ 1,500   $ 1,500   $ 2,900
  Fixed interest rate notes
     payable to FHLB                    75,525    58,150    25,000
  Overnight borrowings from FHLB        33,400    29,360    42,050
  Other borrowings                       1,312     1,044

Average amount outstanding during
  the year:
  Securities sold under agreements
     to repurchase                     $ 1,236   $ 1,030   $ 2,543
  Fixed interest rate notes
     payable to FHLB                    65,830    35,957    18,957
  Overnight borrowings from FHLB        15,264    11,264    12,181
  Other borrowings                         314       142

Weighted average interest rate
  during the year:
  Securities sold under agreements
     to repurchase                        5.65%     5.69%     6.62%
  Fixed interest rate notes
     payable to FHLB                      5.97%     5.82%     7.19%
  Overnight borrowings from FHLB          5.80%     5.68%     6.19%
  Other borrowings                        5.49%     5.18%

     Borrowings increased to $103.3 million at December 31, 1997, as compared to $77.3 million at December 31, 1996, primarily to fund the growth in interest-earning assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                                                     At December 31
                                                      --------------------------------------------
                                                      1997      1996      1995      1994      1993
                                                      ----      ----      ----      ----      ----
Weighted average rate of return:

  Mortgage loans                                      7.34%     7.22%     7.06%     6.69%     6.99%

  Consumer loans                                      8.56      8.56      8.66      8.18      8.36

    Mortgage and consumer loans                       7.66      7.55      7.44      7.03      7.26

  Investment securities                               6.41      6.14      6.33      6.44      5.16

  Mortgage-related securities                         6.37      6.44      7.02      7.12      8.21

    Total loan portfolio, investment securities,
     and mortgage-related securities                  7.57      7.46      7.39      7.01      7.10

Weighted average rate paid:

  Deposits                                            4.61      4.42      4.56      4.03      3.78

  Federal Home Loan Bank and other borrowings         5.87      5.71      6.02      6.24      3.98

    Total deposits and Federal Home Loan Bank
     and other borrowings                             4.83      4.60      4.63      4.23      3.78
Spread at the end of the year                         2.74      2.86      2.76      2.78      3.32

     The following table shows average yields and rates of return (month-end averages) during the periods indicated.

                                                                 Year Ended December 31
                                                      --------------------------------------------
                                                      1997      1996      1995      1994      1993
                                                      ----      ----      ----      ----      ----
Average yield earned during the year:
  Mortgage loans                                      7.37%     7.18%     6.99%     6.91%     7.90%
  Consumer loans                                      8.43      8.50      8.44      7.93      8.82
  Investment securities                               6.31      6.23      6.47      6.13      5.21
  Mortgage-related securities                         6.36      6.50      7.06      6.91      8.09
    All interest-earning assets                       7.55      7.42      7.28      7.08      7.78
Average rate paid during the year:
  Deposits                                            4.51      4.43      4.42      3.73      4.14
  Borrowings                                          5.94      5.78      6.79      5.14      4.16
   All interest-bearing liabilities                   4.72      4.56      4.59      3.79      4.14
Average interest rate spread (1)                      2.83      2.86      2.69      3.29      3.64
Net yield on average interest-earning assets (2)      3.26      3.31      3.17      3.71      4.09
Net yield on total interest-earning assets (3)        3.14      3.14      3.17      3.51      4.06

------------------

(1) Average yield on all interest-earning assets during the period less average rate paid on all interest-bearing liabilities.
(2)  Net interest earned divided by average interest-earning assets.
(3)  Net interest earned divided by total interest-earning assets.

Average Balance Sheet and Rate/Yield Analysis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Average Equity to Average Assets. The ratio of average equity to average assets measures a financial institution's financial strength. At December 31, 1997, savings and loan associations in Wisconsin were required to maintain an average equity to average assets ratio of at least 6.00%. At December 31, 1997, 1996, 1995, 1994 and 1993 First Northern's average equity to average assets ratio was 11.24%, 12.14%, 12.99%, 13.25%, and 12.86%, respectively.

Cash Dividends. The following schedule sets forth the cash dividends paid per year:

                                                                  Year Ended December 31
                                                 ---------------------------------------------------------
                                                 1997         1996         1995         1994         1993
                                                 -----        -----        -----        -----        -----
Cash Dividends Paid Per Share                    $0.32        $0.30        $0.28        $0.26        $0.24(1)
                                                 =====        =====        =====        =====        =====

Cash Dividends Payout Ratio                       47.1%        81.1%(2)     54.9%        55.3%        32.4%
  (dividends declared per share                  =====        =====        =====        =====        =====
    divided by basic net income per share)

------------------

(1)  Not restated to reflect the acquisition of Prime Federal.
(2) The Cash Dividends Payout Ratio was significantly increased in 1996 as a result of the SAIF special assessment which significantly reduced net income per share. Without the SAIF special assessment, the Cash Dividend Payout Ratio would have been 55.0%.

Subsidiaries. GNFSC, a wholly-owned subsidiary of the Savings Bank, engages in the sale of credit life and disability insurance, and offers brokerage services to the public, including the sale of tax deferred annuities and mutual funds. First Northern's book value investment in GNFSC as of December 31, 1997 was $454,211.

     FNII, a wholly-owned Savings Bank subsidiary, was established September 2, 1994 for the purpose of managing a majority of First Northern's investment portfolio. FNII managed approximately $28.5 million of investments for First Northern at December 31, 1997. First Northern's book value investment in FNII as of December 31, 1997 was $28,766,598.

     In March 1992, First Northern acquired a 50% stock interest in SFC from another financial institution. SFC originates, sells, and services automobile loans. As a result of this acquisition, SFC will on a regular basis, sell such loans to First Northern but retain the servicing of the loans. First Northern purchased $41.3 million of such loans in 1997, $38.0 million in 1996 and $18.7 million in 1995. First Northern's book value investment in SFC as of December 31, 1997 was $35,743.

     Keystone Financial Services, Inc. ("Keystone"), a wholly-owned subsidiary of the Savings Bank, also engaged in the sale of credit life and disability insurance and tax deferred annuities and offered discount brokerage services for Prime Federal prior to the merger with and into First Northern. After the merger, First Northern transferred such business to GNFSC. Keystone is inactive, but will continue to be a wholly-owned subsidiary of the Savings Bank for possible future use in a related or other area. First Northern's book value investment in Keystone as of December 31, 1997 was $100.

     Another wholly-owned subsidiary of the Savings Bank, First Northern Financial Services, Inc., operated as a consumer lending subsidiary through 1981. As a result of legislative changes, First Northern now directly engages in consumer lending activities. First Northern Financial Services, Inc. is inactive, but it continues in existence for possible future use in a related or other area. First Northern's book value investment in First Northern Financial Services, Inc. as of December 31, 1997 was $100.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") imposes restrictions on savings associations' powers. It essentially creates parallel regulation for state and federally chartered savings associations and prevents state associations, such as the Savings Bank, from exercising powers not authorized to federal associations or which the FDIC deems to constitute a serious risk to the safety, soundness or stability of an insured institution and/or the SAIF or to be inconsistent with sound banking principles. The FDIC has informed First Northern that the certain activities that GNFSC is performing are permissible for a federal association but not a national bank. Therefore, First Northern is required to deduct its investment and loans to GNFSC when calculating its core, tangible and risked-based capital ratios.

Employees. At December 31, 1997, First Northern employed 191 full-time and 49 part-time employees. Management considers its relations with its employees to be excellent.

Regulation

General. The operations of First Northern and the Savings Bank are highly regulated, both at the federal and state level. First Northern is a registered non-diversified unitary savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended. As such, First Northern is subject to OTS examination and supervision as well as to certain reporting requirements. Since First Northern controls the Savings Bank, which is a state chartered institution, it is also subject to examination, supervision and regulation by the WDFI-Administrator. As a subsidiary of a savings and loan holding company, the Savings Bank is subject to certain restrictions in its dealings with First Northern and with other companies affiliated with First Northern, and is otherwise subject to extensive supervision and regulation by the OTS (its primary federal regulator), the WDFI-Administrator (its primary state regulator), the FDIC (as administrator of the SAIF) and the Federal Reserve Board. The Savings Bank is also a member of the FHLB of Chicago, which provides a central credit facility to its members. As a member of the FHLB of Chicago, the Savings Bank is required to acquire and hold shares of capital stock in the FHLB of Chicago. The following summary does not purport to be a complete description of the applicable laws and regulations which govern First Northern and the Savings Bank and is qualified in its entirety by reference thereto.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company will become subject to the activities restrictions applicable to multiple holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register with the Federal Reserve Board as, and become subject to the restrictions applicable to, a bank holding company. Generally, the QTL test requires a savings association to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" (primarily residential mortgages and related investments, including mortgage-backed and similar securities) on a monthly basis in nine out of every 12 months. The Economic Growth Act of 1996 liberalized the QTL test for savings associations by permitting them to satisfy a similar-but-different 60% asset test under the Internal Revenue Code. Alternately, savings associations may meet the QTL test by satisfying a more liberal 65% asset test that allows an institution to include small business, credit card, and education loans or qualified investments for purposes of the test. Furthermore, consumer loans now count as qualified thrift investments up to 20% of portfolio assets. On April 3, 1997, OTS made an interim final rule that implements provisions of the Economic Growth Act of 1996, including the QTL test. The Savings Bank has met the QTL test since it first became applicable in 1987.

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

     As anticipated, the SAIF was recapitalized during 1996 by a one-time special assessment imposed on all SAIF members. The $2,856,000 assessment paid by First Northern had a significant impact on its 1996 financial results. However, the effect of the recapitalization is a significant reduction in federal deposit insurance premiums for SAIF-insured institutions on an ongoing basis. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Other examples of regulations adopted and other significant regulatory developments under FDICIA are summarized below. Although applicable to the Savings Bank, none of these regulations are expected to have any material adverse effect on First Northern's financial condition or future operations. The FDIC has adopted regulations requiring all insured depository institutions with $150 million or more in assets to have annual audits by an independent public accountant and an independent audit committee made up of outside directors, and requiring annual reports by management on its responsibility for preparing financial statements and establishing and maintaining an internal control structure for financial reporting and compliance. The FDIC adopted a rule prohibiting insured depository institutions from soliciting deposits by offering rates significantly higher than community rates or the national rates paid on deposits of comparable maturity. The federal regulatory agencies have established uniform rules and guidelines for real estate lending, but these rules do not preclude individual institutions from establishing their own specific standards. The Federal Reserve Board adopted a rule under the Truth in Savings Act imposing certain disclosure in advertising requirements for interest-bearing transaction and savings accounts, and requiring that an individual and other non-business accounts offered by depository institutions be accompanied by disclosures of the terms, conditions, fees and yields applicable to the account. This rule also establishes standardized terms that must be used in connection with interest-bearing deposits. Finally, the OTS adopted a new rule effective January 1, 1994 requiring savings institutions to reflect interest-rate risk in their capital requirements. For institutions in excess of $300 million in assets, like the Savings Bank, institutions will be required to hold capital against interest rate risk only when the risk exceeds a decline in net portfolio value of more than 2% of an institution's assets. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.

State Regulation

     Under Wisconsin law, a savings and loan holding company which controls a Wisconsin chartered savings and loan (such as First Northern) is subject to the supervision and control of the WDFI-Administrator. A savings and loan holding company will be required to file reports of its financial condition when requested by the WDFI-Administrator. The WDFI-Administrator may examine the savings and loan holding company at any time it deems necessary. If in the opinion of the WDFI-Administrator, the condition or operations of the savings and loan holding company would endanger the safety of the capital of the Savings Bank, the WDFI-Administrator may: (i) order the savings and loan holding company to correct any such deficiency; (ii) fully direct the operation of such savings and loan association or savings and loan holding company until the order is complied with; and/or (iii) withhold all dividends from the institution whose operation it directs.

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

     The WDFI-Administrator established a net worth (computed in accordance with generally accepted accounting principles) to total assets ("net worth ratio") requirement in 1987. This requirement was implemented in stages until the current required 6% net worth ratio was achieved. The WDFI-Administrator may, however, require a state-chartered savings institution to maintain a higher net worth level if the WDFI-Administrator determines that the institution's operations otherwise entail a greater risk requiring a higher level of net worth to assure stability.

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

     As discussed above, the WDFI-Administrator has promulgated regulations which establish certain net worth to total assets requirements. The net worth requirement is 6.00% for 1997 and thereafter. Unless a Wisconsin savings association receives the WDFI-Administrator's prior written approval, it may not pay a dividend or otherwise distribute any profits when its net worth ratio is, or upon such payment or distribution would be, below the WDFI-Administrator's net worth requirements. At December 31, 1997, First Northern's net worth ratio for Wisconsin regulatory purposes was 10.8%.

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

     While the ability of First Northern to pay dividends will not be directly subject to the above restrictions, it will be limited by restrictions imposed by the WBCL. The WBCL prohibits a Wisconsin corporation from making a distribution (including a cash dividend, stock repurchase or a distribution of evidences of indebtedness) if, after giving effect to such distribution, such corporation would be unable to pay its debts as they come due in the usual course of business or if such corporation's total assets would be less than the sum of its liabilities and the amount that would be needed, if such corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any stockholders whose preferential rights are superior to those receiving the distribution.

     The payment of future cash dividends by First Northern will depend primarily upon the Savings Bank's earnings, financial condition and capital requirements, as well as the tax and regulatory considerations discussed herein. The Savings Bank Board of Directors considers many factors in the payment of dividends, including the Savings Bank's profitability, maintenance of adequate capital, the Savings Bank's current and anticipated future income, outstanding loan commitments, adequacy of loan loss reserves, cash flow requirements and economic conditions. Federal regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to First Northern.

     The dividend restrictions referred to above are not currently expected to impair the ability of First Northern to make dividend payments consistent with past practice.

Federal and State Taxation

Federal Taxation. First Northern and its subsidiaries file a calendar year consolidated federal income tax return, reporting income and expenses using the accrual method of accounting.

Bad Debt Reserves. On August 20, 1996, the President of the United States signed the Small Business Job Protection Act of 1996 (the "Act"). The Act repealed the "reserve method" of accounting for bad debts by most thrift institutions effective for taxable years beginning after 1995. Larger thrift institutions such as First Northern are now required to use the "specific charge-off method." The Act also grants partial relief from reserve recapture provisions which are triggered by the change in method. This legislation is not expected to have a material impact on First Northern's financial condition or results of operations. See Note H of the Notes to First Northern's Consolidate Financial Statement, incorporated by reference in Item 8 hereof.

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

State Taxation. The state of Wisconsin imposes a corporate franchise tax at 7.9% on the separate taxable incomes of the members of First Northern's consolidated federal income tax group except FNII, which is located in Nevada. The income of FNII is only subject to taxation in Nevada which currently does not impose a corporate income or franchise tax.


Item 2.  Properties.

     First Northern's corporate/downtown office is located at 201 North Monroe Avenue, Green Bay, Wisconsin. The Savings Bank conducts its business from the corporate/downtown office and 18 additional branch offices at locations described below in Brown, Manitowoc, Door, Shawano, Calumet, Outagamie, Waupaca and Marinette counties. First Northern has under continuing review the possibility of applying for additional branch locations, depending on management's assessment of market and economic conditions, the availability of locations and the proximity of branches of competing institutions.

     The following table lists each of First Northern's offices.



       Downtown Green Bay                  Kiel
       ------------------                  ----
       201 N. Monroe Avenue                622 Fremont Street
       Green Bay, WI  54301-4995           Kiel,  WI  53042-1321
       Brown County                        Manitowoc County

       Peshtigo                            Sturgeon Bay
       --------                            ------------
       616 French Street                   1227 Egg Harbor Road
       Peshtigo, WI  54157-0193            Sturgeon Bay, WI  54235-0068
       Marinette County                    Door County

       Pine Tree Mall                  Shawano
       --------------                  -------
       2314 Roosevelt Road             835 E. Green Bay Avenue
       Marinette, WI  54143-0345       Shawano, WI  54166-0396
       Marinette County                Shawano County

       Ashwaubenon                     Brillion
       -----------                     --------
       2357 S. Oneida Street           314 N. Main Street
       Green Bay, WI  54304-5286       Brillion, WI  54110-1198
       Brown County                    Calumet County

       Howard                          East Mason
       ------                          ----------
       2603 Glendale Avenue            2370 East Mason Street
       Green Bay, WI  54313-6823       Green Bay, WI  54302-3347
       Brown County                    Brown County

       East                            West De Pere
       ----                            ------------
       2255 University Avenue          749 Main Avenue
       Green Bay, WI  54308-8046       De Pere, WI  54115-5190
       Brown County                    Brown County

       Crivitz                         East De Pere
       -------                         ------------
       315 Highway 141                 330 North Broadway
       Crivitz, WI  54114-0340         De Pere, WI  54115-5250
       Marinette County                Brown County

       New Holstein                    West
       ------------                    ----
       2205 Wisconsin Avenue           2424 West Mason Street
       New Holstein, WI  53061-1291    Green Bay,  WI  54303-4711
       Calumet County                  Brown County

       New London                      Hortonville
       ----------                      -----------
       101 Park Street                 209 South Nash Street
       New London,  WI  54961          Hortonville,  WI  54944
       Waupaca County                  Outagamie County

       Marinette
       ---------
       830 Pierce Avenue
       Marinette, WI  54143-0138
       Marinette County


     With the exception of the Pine Tree Mall location, which is leased, First Northern owns the remainder of its locations. The eighteen owned locations are all free-standing buildings which contain between 1,800 and 3,600 square feet, with the exception of the corporate/downtown office, New London office and East De Pere office which contain approximately 25,000, 8,000 and 4,400 square feet, respectively. Each of the owned locations also has drive-up facilities. The Pine Tree Mall location is approximately 1,500 square feet. All of First Northern's services are available to its customers in each office.

     The eighteen locations owned by First Northern had a book value (net of accumulated depreciation) of $6,455,000 at December 31, 1997. The leasehold improvements of the Pine Tree Mall location had a book value (net of accumulated depreciation) of $14,000 at December 31, 1997. First Northern sold two free standing offices in 1995, which had an aggregate book value of $435,000 and one office in 1997 which had an aggregate book value of $243,511.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.

     The following table contains certain information regarding those officers of First Northern and the Savings Bank who have been determined by the Board of Directors of First Northern to be Executive Officers of First Northern.

                              Offices and Positions
                               With First Northern               Present Office
Name                   Age    and the Savings Bank               Held Since(1)
----                   ---    --------------------               ---------------
Michael D. Meeuwsen    44     Director, President                     1988  (2)
                              and Chief Executive Officer
                              of First Northern and the
                              Savings Bank


Rick B. Colberg        45     Vice President, Chief                   1980  (3)
                              Financial Officer and
                              Treasurer of First Northern
                              and Senior Vice President,
                              Chief Financial Officer and
                              Treasurer of the Savings Bank

Marla J. Carr          42     Vice President-Human                    1980  (4)
                              Resources and Secretary
                              of First Northern and
                              Senior Vice President-Human
                              Resources and Secretary
                              of the Savings Bank

John E. Steinbrecker   47     Senior Vice President-Retail            1984  (5)
                              Deposits and Brokerage Services
                              of the Savings Bank

Richard E. Aicher      47     Senior Vice President-Lending of        1979  (6)
                              the Savings Bank

Dale J. Darmody        49     Senior Vice President-Director of       1990  (7)
                              Branch Development of the
                              Savings Bank

Steven L. Wilmet       51     Senior Vice President-Operations and    1994  (8)
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

(3) Mr. Colberg, prior to becoming Treasurer of the Savings Bank in 1982, was Vice President since 1978, was Chief Financial Officer in 1980 and designated Senior Vice President in 1997. Mr. Colberg has been employed by the Savings Bank for 26 years.

(4) Ms. Carr has been Human Resources Director of the Savings Bank since 1976. She was elected Vice President, Secretary in 1980 and designated Senior Vice President in 1997. Ms. Carr has been with the Savings Bank for 24 years.

(5) Mr. Steinbrecker was named Vice President-Retail Deposits and Brokerage Services in 1994 and Senior Vice President in 1997. Prior to that he was named Vice President-Savings and Marketing in 1984 and was named Vice President and Marketing Director in 1981. Mr. Steinbrecker has been employed by the Savings Bank for 18 years.

(6) Mr. Aicher, who has been with the Savings Bank since 1974, was elected Vice President in 1977, loan manager in 1979 and Senior Vice President in 1997. Mr. Aicher has been employed by the Savings Bank for 22 years.

(7) Mr. Darmody was elected Vice President in 1990 and Senior Vice President in 1997. Prior to that date, he was Assistant Vice President and Residential Loan Origination Manager since 1985. Mr. Darmody joined the Savings Bank in 1981.

(8) Mr. Wilmet joined the Savings Bank in April, 1994 upon consummation of the merger with Prime Federal, assuming his present position pursuant to the terms of the merger agreement and designated Senior Vice President in 1997. Prior to such merger, Mr. Wilmet served as Vice President of Operations and Secretary of Prime Federal.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.
-------  ----------------------------------------------------------------------

     The common stock of First Northern Capital Corp. is traded on The Nasdaq Stock Market Inc.'s National Market under the symbol "FNGB." Information in this section has been restated to give retroactive effect to the Company's August 18, 1997, two-for-one stock split in the form of a 100% stock dividend.

     As of February 27, 1998, there were 8,922,023 shares of common stock outstanding and approximately 2,507 stockholders of record of the Company's common stock. The chart below represents the cash dividends paid for each of the stated quarters.


                              CASH DIVIDENDS PAID

QUARTER         1998   1997   1996   1995   1994   1993
               ------  -----  -----  -----  -----  -----

1st Quarter    $ .09*  $ .08  $.075  $ .07  $.065  $ .06
2nd Quarter       --     .08   .075    .07   .065    .06
3rd Quarter       --     .08   .075    .07   .065    .06
4th Quarter       --     .08   .075    .07   .065    .06
               -----   -----  -----  -----  -----  -----
Total             --   $ .32  $.300  $ .28  $.260  $ .24
               =====   =====  =====  =====  =====  =====

* The Company's Board of Directors raised the regular quarterly cash dividend from $0.08 to $0.09 per share, a 12.5% increase, which was paid on February 13, 1998 to stockholders of record on January 30, 1998.

     The Company anticipates that it will continue to pay quarterly cash dividends on its common stock, although there can be no assurance that payment of such dividends will continue. The payment of dividends in the future is discretionary with the Company's Board of Directors and will depend on the Company's operating results and financial condition, regulatory limitations, tax considerations and other factors.

     Interest on deposit accounts will be paid prior to payment of dividends on the Company's common stock. Earnings appropriated to bad debt reserves and deducted for federal income tax purposes cannot be used to pay cash dividends without the payment of federal income taxes on the amounts removed from the reserves for such purpose at the then current income tax rate. See Note H to the consolidated financial statements.

                        COMMON STOCK TRADING PRICE RANGE
                           (High and Low Sales Price)

                    1997                1996               1995              1994             1993
               ---------------     --------------    ----------------    --------------   -------------
                High     Low       High      Low      High       Low     High      Low    High     Low
               ------   ------     -----    -----    -----      -----    -----    -----   -----   -----
1st Quarter    10        8 1/8     8 3/8    7 5/8     6 7/8     5 7/8    7 3/4    6 3/8   7 1/2   6 5/8
2nd Quarter    11        9 1/8     8 1/4    7 9/16    7 1/8     6 1/2    7 1/4    6 3/8   7 5/8   6 1/4
3rd Quarter    14 1/4   10 9/16    8 3/4    7 9/16    8 7/16    6 5/8    7 1/2    6 5/8   7 3/4   6 5/8
4th Quarter    14 1/8   12 3/4     9 1/2    8         8 1/4     7 3/8    7 1/8    5 7/8   7 7/8   7 1/4

During the first two months of 1998, the Company's common stock sales price ranged between $14.00 to $12.50 per share, and closed on February 27, 1998 at $13.00 per share.

Item 6. Selected Financial Data.

Selected Financial Highlights

All information has been restated to reflect the December 20, 1995, reorganization of the Savings Bank into a unitary holding company structure and the two-for-one stock split on August 18, 1997.

Operating Results for Years Ended December 31
-------------------------------------------------------------------------------------------------------------------
                                                1997           1996           1995           1994            1993
                                               -------        -------        -------        -------        --------
                                                         (Dollars in thousands except per share amounts)
Interest Income                                $46,596        $41,876        $39,025        $35,409        $37,760
Interest Expense                                26,491         23,203         22,036         16,854         17,903
Net Interest Income                             20,105         18,673         16,989         18,555         19,857
Provision for Loan Losses                          320            370            240            145            539
Non-Interest Income                              3,276          2,686          3,210          2,258          2,700
Non-Interest Expense                            13,374         15,939(1)      12,651         13,278         12,016
Income Before Change in Accounting               6,036          3,283(2)       4,590          4,198(3)       6,050
Net Income                                       6,036          3,283(2)       4,590          4,198(3)       6,520
Basic Net Income Per Share
  Before Change in Accounting                     0.68           0.37(2)        0.51           0.47(3)        0.69
Basic Net Income Per Share                        0.68           0.37(2)        0.51           0.47(3)        0.74
Diluted Net Income per Share                      0.66           0.36(2)        0.49           0.46(3)        0.72
Dividends Declared (Historical)                   0.32           0.30           0.28           0.26           0.24

(1) Non-interest expense increased from the one-time special SAIF assessment of $2,856,000.
(2) Net income, basic net income per share and diluted net income per share were decreased by $1,733,000, $0.19 and $0.19, respectively by the after-tax effect of the one-time special SAIF assessment.
(3) Net income, basic net income and diluted net income per share were decreased by $691,000, $0.08 and $0.08, respectively from merger related expenses.

Financial Position at December 31
-------------------------------------------------------------------------------------------------------------------
                                                1997           1996           1995           1994            1993
                                               --------       --------       --------       --------       --------
                                                         (Dollars in thousands except per share amounts)
Assets                                         $667,696       $615,503       $553,467       $546,923       $504,952
Securities Available-for-Sale                     7,731          7,472          4,991          4,861            492
Securities Held-to-Maturity                      31,906         25,908         23,388         22,210         38,949
Loans Receivable                                593,529        553,995        500,535        497,061        424,234
Loans Held for Sale                               2,119          2,532          2,989                        18,419
Deposits                                        481,788        458,323        449,954        423,793        421,852
Borrowings                                      103,277         77,272         21,000         42,900          3,223
Stockholders' Equity                             73,817         70,224         72,579         70,007         66,963
Book Value Per Share                               8.35           8.01           7.97           7.79           7.56
Shares Outstanding,
  Net of Treasury Stock                           8,846          8,775          9,110          8,990          8,856

Key Ratios & Other Data at or for the Year Ended December 31
---------------------------------------------------------------------------
                                      1997    1996    1995    1994    1993
                                     ------  ------  ------  ------  ------
Interest Rate Spread Information:
  Weighted Average Interest Rates
     Loans/Investments Yield          7.57%   7.43%     7.39%   7.01%   7.10%
     Cost of Money                    4.83%   4.60%     4.63%   4.23%   3.78%
     Spread at December 31            2.74%   2.83%     2.76%   2.78%   3.32%
Average Spread Earned
   During the Year                    2.83%   2.86%     2.69%   3.29%   3.64%
Non-performing Assets to
   Total Assets                       0.09%   0.15%     0.10%   0.12%   0.17%
Return on Average Assets              0.94%   0.56%/1/  0.83%   0.81%   1.30%
Return on Average
  Stockholders' Equity                8.38%   4.61%/1/  6.43%   6.09%  10.12%
Stockholders' Equity to
   Total Assets                      11.06%  11.41%    13.11%  12.80%  13.26%
Net Interest Margin                   3.26%   3.31%     3.17%   3.71%   4.09%
Number of Offices                       19      20        20      20      23
Number of Employees -
  Full-Time Equivalents                216     214       213     206     211

(1) Excluding one-time special SAIF assessment, Return on Average Assets would have been .86% and Return on Average Stockholders' Equity would have been 7.05%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

First Northern Capital Corp. (the "Company" or "First Northern") is a unitary savings and loan holding company, of which First Northern Savings Bank, S.A. (the "Savings Bank") a Wisconsin chartered capital stock savings and loan association, is a wholly-owned subsidiary.

The Savings Bank was reorganized into First Northern on December 20, 1995, with each outstanding share of the Savings Bank's common stock converted into one share of the Company's common stock (the "Reorganization"). Consequently, the holders of all the outstanding stock of the Savings Bank acquired the same proportionate ownership interest in First Northern as they had held in the Savings Bank. The consolidated capital, assets, liabilities, income and other financial data of First Northern immediately following the Reorganization were substantially the same as those of the Savings Bank immediately prior to consummation of the Reorganization. The discussion below reflects the accounts and operations of the Company since December 20, 1995 and the accounts and operations of the Savings Bank and its wholly-owned subsidiaries for the entire periods discussed. The Reorganization was effected to provide greater flexibility in meeting its future financial and competitive needs.

The Savings Bank is the only direct subsidiary of the Company and its operations are the primary contributor to the Company's earnings and expenses. The Savings Bank's business consists primarily of attracting deposits from the general public and originating loans throughout its Northeastern Wisconsin branch network. Great Northern Financial Services Corporation ("GNFSC"), a wholly-owned subsidiary of the Savings Bank, offers full brokerage services to the public, through a network agreement with a registered broker-dealer and sells tax deferred annuities, credit life and disability insurance. Another wholly-owned Savings Bank subsidiary, First Northern Investments, Inc. ("FNII"), manages a majority of the Savings Bank's investments. The Savings Bank also owns 50% of Savings Financial Corporation ("SFC"), which originates, sells and services automobile loans to its parent corporations.

In connection with the following discussion, See the financial data in Item 1 and "Cautionary Factors" in Item 1 hereof regarding forward-looking statements and factors that could impact the business and financial prospects of the Company.

BALANCE SHEET ANALYSIS
Liquidity. The Company's primary sources of funds are deposits (retail and wholesale), proceeds from principal and interest payments on loans, advances from the Federal Home Loan Bank (the "FHLB") of Chicago, and, to a lesser extent, maturities of investment securities and short-term investments, sales of loans, repurchase agreements, and operations. While scheduled loan repayments and maturing investments are a relatively predictable source of funds, deposit flows and loan prepayments are influenced to a great extent by interest rates, general economic conditions, and competition.

Federal regulations historically have required First Northern to maintain minimum levels of liquid assets such as cash, certain time deposits, U.S. government and agency securities, and other obligations generally having remaining maturities of less than five years. Liquidity requirements have varied from time to time based upon economic conditions and deposit flows. The current requirement is 4% of the preceding calendar month's average net withdrawable deposits and borrowings payable on demand or in one year or less ("liquidity base") or of the average daily balance of the liquidity base during the preceding quarter. The Company's total liquidity ratio at December 31, 1997 was 5.67% and 5.97% at December 31, 1996. The liquidity ratio decreased at year-end 1997 as compared to year-end 1996 as a result of funding loan originations.

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and (iv) the objectives of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and short-term U.S. government and agency obligations. If the Savings Bank requires funds beyond its ability to generate them from operations, it can borrow from the FHLB of Chicago (See "Borrowings").

Investment and Mortgage-Related Securities. A substantial portion of the Company's investment securities (approximately $28.5 million at December 31, 1997 and $24.6 million at December 31, 1996) are held and managed by FNII. (See Notes to Consolidated Financial Statements -- Note B and Note C -- Securities Available-for-Sale and Securities Held-to-Maturity.)

Interest-earning deposits decreased $1,274,000 in 1997 as a result of maturing interest-earning deposits being used to partially fund the loan portfolio growth.

The dollar amount of both the securities available-for-sale and securities held-to-maturity increased in 1997 as compared to 1996 as a result of reinvesting interest earned on the investment portfolio into additional securities and purchasing of additional securities.

Lending Activities. First Northern has traditionally concentrated on the origination of adjustable and fixed interest rate one- to four-family mortgage and consumer loans throughout its 19 offices. First Northern also originates construction, more than four-family ("multi-family") residential and commercial real estate loans. In addition, the Savings Bank will purchase one family and multi-family mortgage loans from other sources within the State of Wisconsin. Adjustable interest rate mortgage loans are originated for First Northern's portfolio while fixed interest rate mortgage loans, particularly those with terms greater than 20 years, are primarily originated for sale in the secondary mortgage market. First Northern retains 15 and 20 year fixed interest rate mortgage loan originations in its portfolio. At December 31, 1997, approximately 89% of First Northern's mortgage loan portfolio was interest rate adjustable as compared to 90% at December 31, 1996.

First Northern originates a variety of adjustable and fixed interest rate mortgage loan products based upon market demands and general economic conditions. Adjustable indexed interest rate mortgage loans at December 31, 1997, contain an interest rate adjustment provision tied to the national monthly median cost of funds ratio for Savings Association Insurance Fund ("SAIF") insured institutions, plus an additional mark-up of 2.95% to 4.00% (the "index") which varies with the mortgage loan product. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date.

Adjustable indexed interest rate mortgage loans have an initial period, ranging from one to five years, during which the interest rate is fixed, with adjustments permitted thereafter, subject to annual and lifetime interest rate caps which vary with the product. Annual limits on interest rate increases are 1% to 2%, while aggregate lifetime interest rate increases over the term of the loan are currently at 6% above the original mortgage loan interest rate.

First Northern's origination of second mortgage loans, automobile, boat, recreational vehicle and other types of consumer loans, which are generally of shorter maturities than first mortgage loans, enhances the matching of maturities of its assets and liabilities. Second mortgage loans are offered on both a fixed and adjustable interest rate basis; other consumer loans are generally offered on a fixed interest rate basis.

At December 31, 1997 and 1996, approximately 35% of First Northern's consumer loan portfolio was interest rate adjustable. Approximately 30%, by dollar amount, of second mortgage loans originated in 1997 were interest rate adjustable.

The following table sets forth First Northern's mortgage and consumer loan originations and purchases:



                                                LOAN ORIGINATIONS AND PURCHASES

                                               During the Year Ended December 31
                                               ---------------------------------
                                                   1997                1996
                                                 --------            --------
                                                        (In Thousands)
Mortgage loans originated and purchased :

  Construction - Residential                     $ 25,709            $ 26,596
  Loans on existing property                       51,536              49,017
  Refinancing                                      42,166              35,497
  Other loans                                       2,398               2,668
                                                 --------            --------
Total mortgage loans originated and purchased     121,809             113,778

Consumer loans originated and purchased:
  Consumer                                         18,348              15,292
  Second mortgage                                  27,218              24,871
  Automobile                                       50,059              45,722
  Education                                         2,568               2,382
                                                 --------            --------
Total consumer loans originated and purchased      98,193              88,267
                                                 --------            --------
Total loans originated and purchased             $220,002            $202,045
                                                 ========            ========

The dollar volume of First Northern's mortgage loan originations and purchases increased in 1997 as compared to 1996. First Northern purchased $7.8 million of one-family residential, $3.7 million of multi-family and $1.0 million of commercial real estate loans in 1997, as compared to $8.4 million of one-family residential loans and $0.8 million of multi-family loans in 1996. First Northern purchases loans when loan interest rates provide an opportunity to incrementally add to the profitability of the Company.

First Northern's growth in the dollar amount of mortgage loans outstanding was $24.7 million or 5.8% for 1997 as compared to $32.4 million or 8.2% in 1996. Although 1997 mortgage loan originations exceeded 1996's mortgage loan originations, the mortgage loan portfolio did not grow as fast as a result of increased prepayments on existing mortgage loans. The increase in the 1997 mortgage loan portfolio was the result of the increased dollar amount of adjustable indexed interest rate mortgage loans originated and purchased, which First Northern retained in its portfolio.

As part of First Northern's asset and liability management strategy, its general policy, which is subject to review by Management as a result of changing market and economic conditions and other factors, is to retain all adjustable interest rate mortgage loans in its portfolio and to retain up to approximately 20% of the mortgage portfolio in fixed interest rate mortgage loans. At December 31, 1997, First Northern had approximately $51.2 million of 15 and 30 year fixed interest rate mortgage loans in its mortgage loan portfolio, compared to approximately $44.3 million of 15 and 30 year fixed interest rate mortgage loans at December 31, 1996.

In 1997, First Northern sold $18.7 million of fixed interest rate mortgage loans (primarily 30 year fixed interest rate) as compared to $11.1 million in 1996.

The consumer loan portfolio at December 31, 1997, increased 14.1% as compared to December 31, 1996 as a result of increased consumer loan originations and purchases. Consumer loan originations and purchases increased in 1997 as compared to 1996 primarily as a result of increased originations by SFC, second mortgage originations and increased loan purchases by the Savings Bank from SFC. In 1997, First Northern purchased $41.3 million of automobile loans from SFC as compared to $38.0 million in 1996. This increase in purchases from SFC was the result of a more active automobile loan market and the further expansion of SFC's operations in Northern Wisconsin. SFC originates indirect automobile loans in the State of Wisconsin and sells these loans to First Northern and the other SFC shareholder while retaining the servicing of such loans. The book value of First Northern's investment in SFC as of December 31, 1997 was $34,914.

Asset Quality. First Northern currently classifies any loan on which a payment is 90 days or more past due as non-performing. The following table summarizes non-performing loans and assets:

                                                       NON-PERFORMING LOANS AND ASSETS
                                                               At December 31
                                                       -------------------------------
                                                       1997                       1996
                                                       ----                       ----
                                                           (Dollars in Thousands)
Non-accrual mortgage loans                             $333                       $509
Non-accrual consumer loans                              107                        235
                                                       ----                       ----

Total non-performing loans                              440                        744
Properties subject to foreclosure                       135                        157
Foreclosed properties and repossessed assets             18                         32
                                                       ----                       ----

Total non-performing assets                            $593                       $933
                                                       ====                       ====

Non-performing loans as a percent of total loans        .07%                       .13%
                                                        ===                        ===

Non-performing assets as a percent of total assets      .09%                       .15%
                                                        ===                        ===

Total non-performing loans and assets decreased in 1997 as compared to 1996 as a result of the overall stable economy in First Northern's market areas and management's continued emphasis to maintain non-performing assets at low levels. Management believes non-performing loans and assets at the end of 1997 remain significantly below state and national averages.

Management also believes that allowances for losses on loans, real estate owned and repossessed assets are adequate. While management uses available information to recognize losses on loans, real estate owned and repossessed assets, future additions to the allowances may be necessary based on changes in economic conditions or regulatory requirements.

A summary of the general loan loss allowances is shown below:

                                                              GENERAL LOAN LOSS ALLOWANCES
                                                          At or for the Year Ended December 31
                                                          ------------------------------------
                                                           1997           1996           1995
                                                          ------         ------         ------
                                                                 (Dollars in Thousands)
Balance at the beginning of the year                      $2,937         $2,608         $2,400
Provisions                                                   320            370            240
Loan charge-offs                                            (101)           (66)           (71)
Recoveries                                                    21             25             39
                                                          ------         ------         ------

Balance at the end of the year                            $3,177         $2,937         $2,608
                                                          ======         ======         ======

Allowance as a percent of total loans                        .53%           .53%           .52%
                                                             ===            ===            ===

Allowance as a percent of non-performing loans            722.05%        394.76%        623.92%
                                                          ======         ======         ======

Allowance as a percent of total assets                       .48%           .48%           .47%
                                                             ===            ===            ===

Allowance as a percent of non-performing assets           535.75%        314.79%        470.76%
                                                          ======         ======         ======

Other Assets. Other assets increased $8.0 million in 1997 primarily as a result of the Savings Bank's purchase of $7.4 million of bank owned life insurance ("BOLI") on December 31, 1997. BOLI is long-term life insurance on the lives of certain Savings Bank employees where the insurance policy benefits and ownership are retained by the Savings Bank. The cash value accumulation on BOLI is tax exempt if the policy is held to the participant's demise. Management believes this is an effective method to help offset a portion of future employee benefit costs.

Deposits. Deposits increased $23.5 million or 5.1% in 1997 as compared to $8.4 million or 1.9% in 1996. As of December 31, 1997, deposits totaled $481.8 million or 81.1% of total liabilities. Competition for deposits in First Northern's market area has been and will continue to be very strong.

First Northern establishes savings deposit interest rates to be competitive in each market area and to maintain a favorable spread from loan interest rates. The deposit philosophy continues to be that an increase in deposit dollars will be sought only if the increase is incrementally profitable.

Due to loan demand and competition for retail deposits, First Northern will continue to seek alternative sources of funding, including wholesale and jumbo ($100,000 or more) deposits. In 1997, First Northern obtained wholesale brokered, corporate and municipal jumbo deposits of approximately $14.8 million and at December 31, 1997, First Northern had a total of $19.9 million of such deposits. These deposits accounted for 63% of the deposit increase for 1997 and were obtained at a lower cost than retail deposits. This strategy will be an integral part of deposit acquisition for 1998.

First Northern believes that the household checking account is the basic account upon which further customer banking relationships can be developed. First Northern incorporated aggressive pricing and marketing of the checking account and has been able to become the "primary financial institution" for many households. To enhance this checking account relationship and to increase non-interest fee income, First Northern expanded its First Northern CheckCard base originated in 1996.

The First Northern CheckCard gives a checking account customer the opportunity to access a checking account anywhere in the world where VISA is accepted. First Northern aggressively marketed the First Northern CheckCard in late 1996 and early 1997. As a result of this aggressive marketing philosophy, the CheckCard has gained greater customer acceptance and increased product profitability.

The Taxpayers Relief Act of 1997 offers investors and homeowners new significant tax planning opportunities ranging from income tax savings, estate tax savings, lower capital gains rates, retirement and education benefits, and the elimination of certain taxes altogether. Many people planning for retirement now have the opportunity to save money on a tax-free as well as tax-deferred basis with the new Roth and Education Individual Retirement Account. In addition, the traditional Individual Retirement Account offers new features which will expand the availability of this product. First Northern anticipates additional deposits as a result of the implementation of these new products in 1998.

First Northern's objective is to create a one-stop family financial banking center by offering a wide selection of checking accounts, short, intermediate and long-term certificates of deposit, insured retirement accounts and mortgage and consumer loans to meet a wide variety of customer needs.

The GNFSC Investment Center, established in April, 1995, posted a third straight year of record profitability. The Investment Center offers non-insured deposit products, such as tax-deferred annuities and, through a network agreement with a registered broker-dealer, stocks, mutual funds and brokerage products. The establishment of this division has resulted in increased customer retention and new customer relationships through the existing Savings Bank's branch network.

Borrowings. Borrowings, primarily from the FHLB of Chicago, increased $26.0 million at December 31, 1997, as compared to December 31, 1996, as a result of the Savings Bank's ability to increase interest-earning assets faster than the Savings Bank's ability to fund those assets with deposits. The borrowings have maturities ranging from overnight to approximately six years (See Notes to Consolidated Financial Statements --- Note G-Borrowings). Management anticipates it will continue to utilize borrowings to fund its growth in interest-earning assets in 1998.

Stockholders' Equity. First Northern's stockholders' equity to total assets ratio at December 31, 1997, was 11.1%, as compared to 11.4% at December 31, 1996. First Northern employs methods which are intended to increase interest-earning assets and thus reduce the percentage of equity to total assets (known as leveraging). In addition to interest-earning asset growth, the Company has also repurchased its stock. The first stock repurchase program, began in March of 1996 and was completed in September 1996, resulted in the repurchase of 456,934 shares at an average cost of $7.91 per share. A second stock repurchase program began in October 1996 authorized the repurchase of 438,114 shares. The second stock repurchase program repurchased 60,800 shares at an average cost of $8.62 per share before it expired in October 1997. First Northern may implement additional stock repurchase programs in the future if it is economically prudent.

The Wisconsin Department of Financial Institutions---Division of Savings Institutions, which regulates the Savings Bank, requires maintenance of a minimum of 6.00% equity to total assets. In addition, the Office of Thrift Supervision ("OTS") capital rules require the Savings Bank to meet three separate standards: (i) a leverage limit of core capital to adjusted total assets of not less than three percent; (ii) tangible capital to adjusted total assets of not less than one and one-half percent; and (iii) risk-based capital to risk-weighted assets of eight percent. The Savings Bank meets and exceeds all regulatory capital standards (See Notes to Consolidated Financial Statements---
Note I--Stockholders' Equity).

ASSET AND LIABILITY MANAGEMENT

The primary function of asset and liability management is to provide liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Interest rate risk is the imbalance between interest-earning assets and interest-bearing liabilities at a given maturity or repricing date and is commonly referred to as the interest rate gap (the "gap"). A positive gap exists when there are more assets than liabilities maturing or repricing within the same time frame. A negative gap occurs when there are more liabilities than assets maturing or repricing within the same time frame. The following chart reflects First Northern's gap position as of December 31, 1997:

                                                      Cumulative GAP Position
                                       -----------------------------------------------------
                                                      (Dollars in Thousands)

                                       3 Months   4 to 12    1 to 5      Over
                                       Or Less    Months     Years       5 Years       Total
                                       -----------------------------------------------------
Interest-earning assets:
  Mortgage loans (a)                   $ 71,768   $200,443   $135,655    $ 33,465   $441,331
  Consumer loans (b)                     53,016     54,150     44,271       7,045    158,482
  Investment securities (c)              11,514      6,912     13,833                 32,259
  Mortgage-related securities (d)           408      1,377      9,342         480     11,607
  Interest-earning deposits                 324                                          324
                                       --------   --------   --------    --------   --------
   Total rate-sensitive assets          137,030    262,882    203,101      40,990    644,003

Interest-bearing liabilities:
  Passbook accounts (e)                   4,335      6,111     22,608      27,022     60,076
  NOW & variable rate insured
   money market accounts (e)             46,646      9,547     29,797      22,473    108,463
  Time deposits (e)                      65,285    176,647     68,798                310,730
  Advance payments by borrowers
   for taxes and insurance                1,930      1,931                             3,861
  Borrowings                             41,302     33,900     25,525       2,550    103,277
                                       --------   --------   --------    --------   --------
   Total rate-sensitive liabilities     159,498    228,136    146,728      52,045    586,407
                                       --------   --------   --------    --------   --------

 Gap                                   $(22,468)  $ 34,746   $ 56,373    $(11,055)  $ 57,596
                                       ========   ========   ========    ========   ========

 Cumulative gap                        $(22,468)  $ 12,278   $ 68,651    $ 57,596
                                       ========   ========   ========    ========

 Cumulative gap as a percentage
   of total assets                         (3.4)%      1.8%      10.3%        8.6%
                                           ====        ===       ====         ===

(a) Excludes undisbursed loan proceeds of $10,290; includes $709 of mortgage loans held for sale.
(b)  Includes $1,410 of education loans held for sale.
(c)  Includes $5,250 of FHLB stock; excludes unrealized gains or losses.
(d)  Excludes unrealized gains or losses.
(e)  Does not include accrued interest which totals $2,519 for all deposits.

The calculation of a gap position is subjective by nature and requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Assumptions used in estimating the maturity/repricing amounts and dates of the more significant asset and liability categories include: (i) investment securities - based upon contractual maturities and if applicable, call dates; (ii) loans and mortgage-related securities - based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon the Company's historical experience; and (iii) deposits based upon contractual maturities and various decay rates applied to the remaining deposit dollars. The decay rate, which varies with deposit product, is based on historical decay rates of thrift institutions.

First Northern's overall asset and liability management goal is to maximize long-term profitability and returns to stockholders. First Northern's current strategy is to: (i) originate and retain adjustable interest rate mortgage loans; (ii) originate and retain 15 and 20 year fixed interest rate mortgage loans; (iii) originate and sell 30 year fixed interest rate mortgage loans; (iv) originate shorter maturity consumer loans; (v) emphasize the origination of adjustable interest rate home equity loans; (vi) counsel depositors to balance their deposits between short-, intermediate-, and long-term deposits; and (vii) to offer new and attractive deposits and investment opportunities. In addition, borrowings with various terms are used to reach the targeted asset/liability mix. Currently, management's strategic goal for asset/liability management is to maintain a cumulative one (1) year gap within a range of a positive 10% to a negative 20%. Management believes this is an appropriate level to achieve First Northern's long-term goals, while controlling interest rate risk.

IMPACT OF YEAR 2000
Computer programs generally abbreviated dates by eliminating the century digits of the year. Many resources, such as software, hardware, telephone, voicemail, heating, ventilating and air conditioning, alarms, etc. ("Systems") are affected. These Systems were designed to assume a century value of "19" to save memory and disk space within their programs.

In addition, many Systems use a value of "99" in a year or "99/99/99" in a date to indicate "no date" or "any date" or even a default expiration date.

As the year 2000 approaches, this abbreviated date mechanism within Systems threatens to disrupt the function of computer software at nearly every business, including First Northern, which relies heavily on computer systems for account and other recordkeeping functions. If the millennium issue is ignored, system failures or miscalculations could occur, causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar normal business activities. First Northern out sources a majority of its computer functions to a Milwaukee, Wisconsin--based company, Fiserv, Inc. ("Fiserv"). Because year 2000 problems could affect Fiserv, and hence the Savings Bank through its relationship with Fiserv, the Savings Bank has discussed potential year 2000 problems with Fiserv. These discussions have kept the Savings Bank abreast of Fiserv's progress in anticipating and avoiding year 2000 problems that could affect First Northern's operations.

Based on recent assessments, First Northern has determined that it will be required to modify or replace certain portions of its internal software and hardware so that its Systems will function properly with respect to dates on or after September 9, 1999 ("9/9/99"). It is currently anticipated that the cost of these modifications will not exceed a total of $150,000 (pre-tax). First Northern presently believes that with these modifications, the year 2000 will not pose significant operational problems for its Systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 could have a adverse impact on the operations of First Northern.

First Northern has currently completed the awareness, inventory and assessment phases of its year 2000 project. The analysis, conversion and implementation phases are expected to be completed by late third quarter of 1998. At this time, the analysis phase is approximately 50% completed. Systems testing and the post implementation phase are anticipated to be completed in the fourth quarter of 1998. First Northern expects to use internal resources to reprogram, upgrade or replace and test its Systems.

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications, are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated.

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made since First Northern does not have any tax exempt investments. Average balances are derived from average monthly balances. The yield on securities available-for-sale are included in investment securities and mortgage- related securities and yields are calculated on the historical basis. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability.



                                                        AVERAGE  BALANCE  SHEET, INTEREST  AND  RATE  PAID
                                                                     Year Ended December 31,
                                  ----------------------------------------------------------------------------------------------
                                               1997                            1996                            1995
                                  ------------------------------  ------------------------------  ------------------------------
                                  Average    Interest    Yield/   Average    Interest    Yield/   Average    Interest    Yield/
                                  Balance   Earned/Paid   Rate    Balance   Earned/Paid   Rate    Balance   Earned/Paid   Rate
                                  --------  -----------  -------  --------  -----------  -------  --------  -----------  -------
                                                                      (Dollars in Thousands)

Interest-earning assets (1):
 Mortgage loans                   $426,748      $31,443    7.37%  $401,652      $28,831    7.18%  $386,128      $26,982    6.99%
 Consumer loans                    148,614       12,529    8.43    126,177       10,725    8.50    117,899        9,948    8.44
 Investment securities              29,154        1,844    6.33     25,215        1,582    6.27     24,865        1,612    6.48
 Interest-earning deposits             762           45    5.91      1,220           66    5.41      1,601          100    6.25
 Mortgage-related securities        11,558          735    6.36     10,344          672    6.50      5,428          383    7.06
                                  --------      -------    ----   --------      -------    ----   --------      -------    ----

 TOTAL                             616,836       46,596    7.55    564,608       41,876    7.42    535,921       39,025    7.28

 Interest-bearing liabilities:
  Passbook accounts                 60,057        1,322    2.20     58,744        1,313    2.24     60,367        1,498    2.48
  NOW and variable rate insured
   money market accounts           104,665        2,536    2.42    102,338        2,388    2.33     85,234        1,884    2.21
  Time deposits                    307,423       17,579    5.72    292,477       16,543    5.66    292,248       16,190    5.54
  Advance payments by borrowers
   for taxes and insurance           6,652          149    2.24      7,142          162    2.27      8,528          178    2.09
  Borrowings                        82,644        4,905    5.94     48,393        2,797    5.78     33,681        2,286    6.79
                                  --------      -------    ----   --------      -------    ----   --------      -------    ----

 TOTAL                             561,441       26,491    4.72    509,094       23,203    4.56    480,058       22,036    4.59
                                  --------      -------    ----   --------      -------    ----   --------      -------    ----

 Net interest earning assets
 and interest rate spread         $ 55,395                 2.83%  $ 55,514                 2.86%  $ 55,863                 2.69%
                                  ========                 ====   ========                 ====   ========                 ====


Average interest-earning
assets, net interest income
and net yield on average
interest-earning assets           $616,836      $20,105    3.26%  $564,608      $18,673    3.31%  $535,921      $16,989    3.17%
                                  ========      =======    ====   ========      =======    ====   ========      =======    ====

Average interest-earning assets
to interest-bearing liabilities      109.9%                          110.9%                          111.6%
                                     =====                           =====                           =====


(1) For the purpose of these computations, non-accruing loans and loans held-for-sale are included in the average loan amounts outstanding.

RATE VOLUME ANALYSIS OF NET INTEREST INCOME

The interaction of changes in volume and rates earned or paid with regard to interest-earning assets and interest-bearing liabilities has a significant impact on net income between periods. The volume of interest-earning dollars in loans and investments compared to the volume of interest-bearing dollars in deposits and borrowings, combined with the interest rate spread, produces the changes in net interest income between periods.

The following table sets forth the relative contribution of changes in volume and effective interest rates on changes in net income:

                                            RATE VOLUME ANALYSIS
                                           Year Ended December 31
                                                1997 vs 1996
                                      --------------------------------
                                         Increase (decrease) due to:
                                      --------------------------------
                                                        Rate/
                                      Rate   Volume    Volume   Total
                                      ----   ------    ------   ------
                                               (In Thousands)
Interest-earning assets:
  Mortgage loans                      $763   $1,801     $ 48    $2,612
  Consumer loans                       (88)   1,908      (16)    1,804
  Investment securities                 15      245        2       262
  Interest-earning deposits              6      (25)      (2)      (21)
  Mortgage-related securities          (14)      79       (2)       63
                                      ----   ------     ----    ------
  TOTAL                               $682   $4,008     $ 30     4,720
                                      ====   ======     ====    ------

Interest-bearing liabilities:
  Passbook accounts                   $(23)  $   33     $ (1)        9
  NOW and variable rate insured
     money market accounts              92       54        2       148
  Time deposits                        175      852        9     1,036
  Advance payments by borrowers
     for taxes and insurance            (2)     (11)               (13)
  Borrowings                            77    1,976       55     2,108
                                      ----   ------     ----    ------
  TOTAL                               $319   $2,904     $ 65     3,288
                                      ====   ======     ====    ------

Net change in net interest income                               $1,432
                                                                ======

                                                  RATE VOLUME ANALYSIS
                                                 Year Ended December 31
                                                      1996 vs 1995
                                            ---------------------------------
                                               Increase (decrease) due to:
                                            ---------------------------------
                                                     Rate/
                                             Rate    Volume  Volume    Total
                                            ------   ------  ------   -------
                                                      (In Thousands)
Interest-earning assets:
  Mortgage loans                            $  734   $1,086  $   29   $ 1,849
  Consumer loans                                71      701       5       777
  Investment securities                        (52)      23      (1)      (30)
  Interest-earning deposits                    (13)     (24)      3       (34)
  Mortgage-related securities                  (30)     347     (28)      289
                                            ------   ------  ------   -------

  TOTAL                                     $  710   $2,133  $    8     2,851
                                            ======   ======  ======   -------

Interest-bearing liabilities:
  Passbook accounts                         $ (149)  $  (40) $    4      (185)
  NOW and variable rate insured
    money market accounts                      102      381      21       504
  Time deposits                                340       13               353
  Advance payments by borrowers
   for taxes and insurance                      15      (29)     (2)      (16)
  Borrowings                                  (340)   1,000    (149)      511
                                            ------   ------   -----   -------
  TOTAL                                     $  (32)  $1,325   $(126)    1,167
                                            ======   ======   =====   -------

Net change in net interest income                                     $ 1,684
                                                                      =======

                                                  RATE VOLUME ANALYSIS
                                                 Year Ended December 31
                                                      1995 vs 1994
                                            ---------------------------------
                                               Increase (decrease) due to:
                                            ---------------------------------
                                                     Rate/
                                             Rate    Volume  Volume    Total
                                            ------   ------  ------   -------
                                                      (In Thousands)
Interest-earning assets:
  Mortgage loans                            $  293   $1,379   $  16    $1,688
  Consumer loans                               518    1,301      84     1,903
  Investment securities                         21       96       1       118
  Interest-earning deposits                     64      (80)    (34)      (50)
  Mortgage-related securities                    9      (51)     (1)      (43)
                                            ------   ------   -----   -------

  TOTAL                                     $  905   $2,645   $  66     3,616
                                            ======   ======   =====   -------

Interest-bearing liabilities:
  Passbook accounts                         $  (21)  $ (218)  $   3      (236)
  NOW and variable rate insured
    money market accounts                      371       96      26       493
  Time deposits                              2,353      998     186     3,537
  Advance payments by borrowers
    for taxes and insurance                    (15)       7      (1)       (9)
  Borrowings                                   286      841     270     1,397
                                            ------   ------   -----   -------

  TOTAL                                     $2,974   $1,724   $ 484     5,182
                                            ======   ======   =====   -------
Net change in net interest income                                     $(1,566)
                                                                      =======



RESULTS OF OPERATIONS


Comparison of Years Ended December 31, 1997 and 1996.

General. Net income increased $2,753,000 in 1997 primarily as a result of the exclusion of the 1996 one-time SAIF special assessment of $2,856,000 pre-tax or $1,733,000 after-tax and the continued growth of interest-earning assets which contributed to the increase in interest income.

Interest income. Interest income on mortgage loans increased $2,612,000 as a result of increased dollars outstanding in the mortgage loan portfolio and an increase in the average interest rate earned. The dollar increase in the mortgage loan portfolio resulted from an increase in adjustable interest rate mortgage loan originations and purchases which First Northern retains in its portfolio. The increase in the average interest rate earned resulted primarily from interest rates being adjusted upward on existing adjustable interest rate mortgage loans to the lesser of market interest rates or the contractual allowable interest rate.

Interest income on consumer loans increased $1,804,000 as a result of an increase of $22.4 million in consumer loans outstanding throughout 1997. The average interest rate earned on the consumer loan portfolio decreased to 8.43% in 1997 as compared to 8.50% in 1996 as a result of consumer loan originations being originated at interest rates below the weighted average yield on the consumer loan portfolio.

Investment securities interest and interest on mortgage-related securities rose $262,000 and $63,000, respectively in 1997 as a result of increased dollars outstanding. First Northern borrowed funds and reinvested those dollars into investment securities (primarily agency securities) and mortgage-related securities. First Northern will continue to look for profit opportunities in 1998 by borrowing and reinvesting.

Interest expense. Interest expense on deposits increased $1,193,000 as a result of increased deposits and the cost of those deposits. Competition for deposits within First Northern's market is strong which has increased the cost to acquire and retain deposits. The competition for deposits is not only from other financial institutions (banks, credit unions) but also from mutual funds and the stock market in general. First Northern anticipates competition for deposits will continue to be aggressive in 1998.

Borrowings, primarily from the FHLB of Chicago, continued to increase in 1997 thereby increasing the interest expense on borrowings. The growth in First Northern's interest-earning assets outpaced its growth in deposits thereby increasing borrowings. First Northern anticipates it will continue to borrow, primarily from the FHLB of Chicago, to fund its growth in interest-earning assets in 1998.

Advance payments by borrowings for taxes and insurance ("escrow") interest expense decreased primarily as a result of lower balances in escrow accounts. Although the number of mortgage loans with escrow accounts increased in 1997, the average balances carried in individual escrow accounts were reduced as a result of the Department of Housing and Urban Development ("HUD") regulation, which requires aggregating of tax and insurance dollars within an individual's escrow; reduction in the dollar amount of property taxes statewide (result of funding schools via state revenues rather than property taxes); and a change in First Northern's policy, of no longer escrowing for property insurance. The interest rate paid on escrow accounts in 1997 was 2.83% compared to 2.91% in 1996. The escrow interest rate for 1998 is 2.83%, the same as 1997.

Provision for loan losses. First Northern expensed $320,000 for loan losses in 1997 as compared to $370,000 in 1996. The total loan loss allowance is $3,177,000 or .53% of total loan portfolio at December 31, 1997, as compared to $2,937,000 and .53% respectively, at December 31, 1996. Net charge-off for 1997 and 1996 were .01% of total loans.

Non-interest income. Fees on serviced loans decreased in 1997 primarily as a result of Statement of Financial Accounting Standards ("Statement") No. 122, "Accounting for Mortgage Servicing Rights" which amortizes a mortgage servicing asset as a reduction to fees on serviced loans over the period of and in proportion to the expected loan servicing fee revenue. In 1997, this amortization amounted to $38,900.

Deposit account service charges increased $267,000 in 1997 primarily as a result of: (i) the increased number of NOW (checking) accounts and their associated fees; and (ii) customer usage of CheckCard. CheckCard is a debit card where each time the Savings Bank's CheckCard is used, a fee, which varies with each merchant, is paid to the Savings Bank by the debit card company. The Savings Bank promotes the use of its debit card by direct mail.

Gains on the sale of loans increased $100,000 in 1997 as a result of the increased dollar amount of loan sales. In 1997, fixed interest rate mortgage loan sales, primarily 30 year fixed interest rate mortgage loans, were $18.7 million as compared to $11.1 million in 1996. In addition, $2.5 million of education loans were sold in 1997 as compared to $3.2 million in 1996.

In the third quarter of 1997, the Savings Bank sold its Seymour Branch Office resulting in a one-time gain of $65,000. The Seymour Branch Office was sold to another financial institution as a result of management's analysis of the growth potential in the Seymour market area, the cost of continuing to operate the branch office and the ability to service Seymour customers with other office locations in West Green Bay.

Other income increased $184,000 in 1997 primarily as a result of increased brokerage commissions earned and interest on bank owned life insurance. First Northern has life insurance on its officers and directors to recapture its cost of the supplemental executive retirement plan ("SERP") and directors' deferred retirement plan. In addition, in late December 1997, First Northern purchased additional bank owned life insurance to offset some of its future employee benefit cost. (See "Balance Sheet Analysis--Other Assets").

Non-interest expense. Compensation, payroll taxes and other employee benefits expense rose $537,000 in 1997 as a result of : (i) normal salary and benefit cost increases; (ii) increased education and training costs primarily the result of the new PC based teller system; and (iii) accrual expenses associated with the SERP plan.

Federal insurance premiums decreased $701,000 in 1997 as a result of reduced SAIF deposit insurance premiums and a $15,000 refund of deposit insurance premiums from prior periods. In 1997, the Savings Bank, like other SAIF insured financial institutions, had its SAIF insurance premium reduced to $0.065 per one hundred dollars of assessable deposits as compared to $0.23 per one hundred dollars of assessable deposits in 1996. This premium reduction was the result of the special SAIF assessment charged to each SAIF insured institution in the third quarter of 1996 to recapitalize the SAIF insurance fund. First Northern's special assessment was $2,856,000.

Real estate tax increases, landscape maintenance and repairs to office mechanical systems were the primary reasons for the increase of $43,000 to the occupancy expense in 1997.

Data processing expense increased $237,000 in 1997 as a result of the purchase and installation of a new PC based teller system. The Savings Bank completed its installation of a new PC based teller system in the first quarter of 1997 to further automate and improve the delivery of information and customer service.

Telephone and postage expense increased $22,000 in 1997 as a result of the implementation of a 24 hour personal access line ("PAL") for customers. This telephone access line allows customers, after utilizing their appropriate security code, to transfer money between accounts or get historical information on their accounts.

To support the growth strategy of the Savings Bank's loan and deposit portfolios, First Northern increased its marketing expense in 1997. Competition in First Northern's market area is such that growth in lending and deposit volumes necessitates increased marketing.

Other expenses increased $164,000 primarily as a result of; (i) costs associated with the operation of SFC; (ii) costs associated with the CheckCard; and (iii) customers use of automated teller machines.

Income taxes. The effective income tax rate for 1997 was 37.7% as compared to 35.0% in 1996. The 1997 income tax rate was greater than 1996's effective income tax rate as a result of a tax benefit received from the SAIF special assessment paid in 1996.

Comparison of Years Ended December 31, 1996 and 1995.

General. Net income decreased $1,307,000 in 1996 primarily as a result of a one-time SAIF special assessment of $2,856,000 pre-tax or $1,733,000 after-tax, on assessable deposits. In addition, 1995 net income included $391,000 of non-recurring net income primarily from: (i) the sale of $10.5 million of education loans for a pre-tax gain of $468,000; (ii) the sale of Federal Home Loan Mortgage Corporation ("Freddie Mac") stock for a pre-tax gain of $318,000; and
(iii) the sale of an excess branch office property (resulting from the Prime Federal acquisition) for a pre-tax gain of $149,000.

Interest income. Interest income on mortgage loans increased $1,849,000 as a result of increased dollars outstanding in the mortgage loan portfolio and an increase in the average interest rate earned. The dollar increase in the mortgage loan portfolio resulted from the increase of adjustable interest rate mortgage loan originations. The increase in the average interest rate earned resulted primarily from interest rates being adjusted upward on existing adjustable interest rate mortgage loans. At times, First Northern will not increase interest rates on qualified adjustable interest rate mortgage loans to the maximum allowable contractual interest rates since to do so would be inconsistent with market rates and promote the refinancing of mortgage loans at a lower interest rate.

Interest income on consumer loans increased $777,000 primarily as the result of growth in the consumer loan portfolio. The yield on consumer loans increased to 8.50% from 8.44% as a result of escalations on the interest rate adjustable portion of the consumer loan portfolio and consumer loan originations at higher interest rates than the historical yield on the consumer loan portfolio.

Interest income on investment securities and interest-earning deposits decreased in 1996 as a result of maturing securities and deposits and the reinvestment of those funds at lower interest rates. In addition, the average balance of interest-earning deposits decreased $381,000 in 1996.

Mortgage-related securities average balance increased in 1996, which resulted in the $289,000 increase in interest income on mortgage-related securities. First Northern, to a limited extent, borrowed funds and reinvested those monies in mortgage-related securities. Historically, mortgage-related securities have had higher yields than other investments with like terms.

Interest expense. Interest expense on deposits increased $672,000 in 1996 as a result of increased deposit dollars outstanding and an increase in the cost of deposits. Although deposits at year-end 1996 increased $8.4 million, average deposits increased $15,710,000 in 1996.

Interest expense on borrowings increased $511,000 as a result of increased borrowings outstanding. First Northern utilizes borrowings to supplement deposits for the funding of loans and investments.

Interest expense on advance payments by borrowers for taxes and insurance ("escrow") decreased slightly in 1996 as a result of lower balances in escrow accounts. Even though First Northern increased the number of loans with escrows in 1996, the HUD regulation, which requires aggregating of tax and insurance dollars within an individual's escrow, effectively reduces the monies needed within escrow accounts. First Northern estimates the HUD ruling reduced escrows by approximately $1.0 million. The interest rate paid on escrow accounts in 1996 was 2.91% as compared to 2.81% in 1995.

Provision for loan losses. First Northern expensed $370,000 in 1996 as compared to $240,000 in 1995 primarily as a result of the increased dollars outstanding in the loan portfolio. The total loan loss allowance is $2,937,000 which is .53% of the total loan portfolio. Net charge-offs were .01% of total loans in 1996.

Non-interest income. Fees on serviced loans decreased slightly in 1996 as a result of a decrease in the dollar amount of loans serviced. Loan fees and service charges increased $8,000 primarily as the result of increases in late charges and commissions on mortgage loans closed for others (i.e., Wisconsin Housing and Economic Development Authority ("WHEDA") loans, State V.A. loans or other loans).

Deposit account service charges increased $147,000 as a result of increased number of accounts and their associated fees and an increase in pricing for deposit account services. First Northern periodically reviews its product pricing in relationship to the internal cost of offering the service and external competition and makes appropriate adjustments in its pricing of those products or services.

Insurance commissions increased in 1996 primarily as the result of bonuses received from insurance carriers. If First Northern obtains a predetermined threshold of insurance sales and insurance losses are at or below another threshold, insurance bonuses can be earned. In 1996, those insurance bonuses amounted to $76,978 and in 1995, insurance bonuses were $50,393.

The gain on sales of loans decreased $390,000 in 1996, primarily as the result of the sale of $10.5 million of education loans in 1995 for a pre-tax gain of $468,000.

First Northern normally sells all of the 20 and 30 year fixed interest rate mortgage loans and education loans it originates, in the secondary market. Depending on pricing at the time of the sale, it may incur a gain or loss on the sale of the mortgage loans. In 1996, First Northern sold $11.1 million of fixed interest rate mortgage loans and $3.2 of education loans. In addition, Statement No. 122 "Accounting for Mortgage Servicing Rights" requires First Northern to recognize an asset for servicing rights on loans it sells and services. This accounting change increased the gain on the sale of loans approximately $109,000 in 1996.

Management periodically reviews its securities available-for-sale for profit opportunities. In 1996, management determined that there was more opportunity to be gained by retaining securities and therefore, did not sell any securities. In 1995, First Northern sold Freddie Mac stock for a pre-tax gain of $318,000.

Gain on sale of assets decreased $157,000 in 1996 because in 1995 an excess branch office property (resulting from the Prime Federal acquisition), was sold for a pre-tax gain of $149,000.

Non-interest expense. Compensation and compensation related expenses increased $346,000 or 5.4% in 1996 as a result of: (i) annual salary increases; (ii) increased benefit costs; (iii) a higher cash payout of a management incentive plan as a result of increased profitability; and (iv) increased education and training costs. First Northern has self-funded health and dental insurance plans, with appropriate maximum stop losses, that initially will cause a modest increase in costs. It is anticipated, that after the initial phase-in period, these self-funded plans will have subsequent increases that are less than conventionally funded plans. Education and training have been emphasized by management especially with the implementation of a new PC based teller system. Training for the new teller system will continue throughout 1997.

Federal insurance premiums decreased in 1996 as a result of the recapitalization of the SAIF deposit insurance fund. The SAIF deposit insurance fund recapitalization resulted from a one-time special assessment of all SAIF members. First Northern paid an assessment of $2,856,000. The reduction in First Northern's SAIF deposit insurance premiums occurred in the fourth quarter of 1996 in the amount of $56,000. It is anticipated that the reduced SAIF premiums will decrease First Northern's SAIF deposit insurance expense by approximately $750,000 in 1997.

Occupancy costs decreased in 1996 primarily as a result of the reduction in real estate taxes on First Northern offices and the sale of an excess branch office property in 1995.

Data processing expense rose slightly in 1996 as a result of the implementation of service contracts associated with the Wide Area Network ("WAN"). In 1995, First Northern implemented a WAN and in 1996, began the implementation of a PC based teller system.

Furniture and equipment expense increased in 1996 as a result of a portion of the new PC based teller system being installed in 1996. The total cost of the new teller system will be approximately $750,000 with the majority of the cost depreciated over five years.

Telephone and postage increased $28,000 in 1996 as a result of increased number of mailings and the addition of the PAL line. PAL allows customers to access their account balances or transfer money between First Northern accounts, at any time of the day via their telephone. The increased number of mailings is the result of increased number of accounts that First Northern services and the offering of new services and accounts.

To increase lending and deposit volumes in 1996, First Northern also increased its marketing expense by $20,000 in 1996. First Northern believes that growth in lending and deposit volumes necessitates increased marketing and hence, increased marketing costs.

First Northern incurred $108,000 of non-recurring reorganization cost with the formation of a unitary savings and loan holding company on December 20, 1995. The Savings Bank became a wholly-owned subsidiary of First Northern, which was formed to permit greater flexibility in meeting its future financial and competitive needs.

Income taxes. First Northern's effective income tax rate was 35.0% in 1996 as compared to 37.2% in 1995. The effective income tax rate was lower in 1996 as a result of an over-accrual of taxes in 1995.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

First Northern's financial performance is impacted by, among other factors, interest rate risk and credit risk. First Northern does not use derivatives to mitigate its interest rate risk, or credit risk relying instead on loan review and an adequate loan loss reserve (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by First Northern's Asset Liability Management Committee ("ALCO"), which includes senior management representatives. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in market value of portfolio equity ("MVPE") and in GAP position (See "Management's Discussion and Analysis -- Asset and Liability Management"). The ALCO attempts to manage the various components of First Northern's balance sheet to minimize the impact of sudden and sustained changes in interest rates on net interest income.

First Northern's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine First Northern's change in MVPE and First Northern's GAP analysis. If First Northern's change to MVPE and GAP is not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved limits.

In order to reduce the exposure to interest rate risk, First Northern has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. First Northern has focused on: (i) its residential lending on ARMs, which generally reprice within one to three years;
(ii) its non-residential lending on adjustable or floating rate and/or short-term loans; (iii) its investment activities on short- and medium-term securities; (iv) maintaining and increasing its passbook and transaction deposit accounts, which are considered to be relatively resistant to changes in interest rates; and (v) utilizing long-term borrowings and deposit marketing programs to adjust the term to repricing of its liabilities.

Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in MVPE of its cash flows from assets, liabilities and off-balance sheet items in the event of an increase or decrease of 200 basis points of assumed changes in market interest rates. MVPE is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. The Company's Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the MVPE of 25.0% in the event of sudden and sustained increases and decreases in market interest rates. The following table presents the Company's projected change in MVPE for 200 basis point shock level as of December 31, 1997 and the Board's established limitations relating thereto. All market rate sensitive instruments presented in this table are classified as either held to maturity or available-for-sale. The Company has no trading securities.

   Change In                           Actual   Percent   Board
 Interest Rate                 MVPE    Change   Change    Limit
-------------------------    -------   ------   -------   -----
                             (Dollars In Thousands)

200 basis point rise         $94,004   $  921      1.0%    (25.0)%
Base Scenario                $93,083   $    0      0.0%      0.0%
200 basis point decline      $91,472   $1,611     (1.7)%   (25.0)%

The preceding table indicated that at December 31, 1997, in the event of a sudden and sustained increase or decrease in prevailing market interest rates, the Company's MVPE would be expected to decrease. At December 31, 1997, the Company's estimated changes in MVPE were within the targets established by the Board of Directors.

MVPE is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources.

Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

Certain shortcomings are inherent in the method of analysis presented in the MVPE analysis. Actual cash flows and values may differ from those projections presented, should market conditions vary from assumptions used in the calculation of the MVPE analysis. Certain assets, such as adjustable rate loans, which represent one of First Northern's primary loan products, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable interest rate loans in First Northern's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinancing activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the MVPE analysis. Finally, the ability of many borrowers to repay their adjustable rate mortgage loans may decrease in the event of interest rate increases.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

Board of Directors and Stockholders
First Northern Capital Corp.

We have audited the accompanying consolidated statements of financial condition of First Northern Capital Corp. (the "Company") and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                               ERNST & YOUNG LLP


January 23, 1998
Milwaukee, Wisconsin

First Northern Capital Corp. And Subsidiaries

Consolidated Statements of Financial Condition

                                                                             December 31
                                                                          1997       1996
                                                                        ---------  ---------
                                                                           (In Thousands)
ASSETS

Cash                                                                    $    640   $  1,965
Interest-earning deposits                                                    324      1,598
                                                                        --------   --------
    CASH AND CASH EQUIVALENTS                                                964      3,563

Securities available-for-sale, at fair value:

 Investment securities                                                     6,799      5,635
 Mortgage-related securities                                                 932      1,837
Securities held-to-maturity:

 Investment securities (estimated fair value of
  $21,313,000-1997; $16,633,000-1996)                                     21,231     16,583
 Mortgage-related securities (estimated fair value of
  $10,689,000-1997; $9,247,000-1996)                                      10,675      9,325
Loans held for sale                                                        2,119      2,532
Loans receivable                                                         593,529    553,995
Accrued interest receivable                                                3,646      3,295
Foreclosed properties and repossessed assets                                 153        189
Office properties and equipment                                            8,004      8,350
Federal Home Loan Bank stock                                               5,250      3,773
Prepaid expenses and other assets                                         14,394      6,426
                                                                        --------   --------

                                                                        $667,696   $615,503
                                                                        ========   ========

LIABILITIES
Deposits                                                                $481,788   $458,323
Borrowings                                                               103,277     77,272
Advance payments by borrowers for taxes and insurance                      3,861      5,447
Other liabilities                                                          4,953      4,237
                                                                        --------   --------
    TOTAL LIABILITIES                                                    593,879    545,279

STOCKHOLDERS' EQUITY
Cumulative preferred stock, $1 par value; 10,000,000
 shares authorized; none outstanding
Common stock, $1 par value; 30,000,000 shares
 authorized; shares issued: 9,136,104-1997 and 1996;
 shares outstanding: 8,845,676-1997; 8,774,858-1996                        9,136      9,136
Additional paid-in capital                                                 9,438      9,841
Unrealized gain on securities available-for-sale,
 net of taxes                                                                614        385
Treasury stock at cost (290,428 shares-1997; 361,246
 shares-1996)                                                             (2,316)    (2,873)
Retained earnings                                                         56,945     53,735
                                                                        --------   --------
    TOTAL STOCKHOLDERS' EQUITY                                            73,817     70,224
                                                                        --------   --------

                                                                        $667,696   $615,503
                                                                        ========   ========


See accompanying notes.

First Northern Capital Corp. and Subsidiaries

Consolidated Statements of Income

                                                                            Year Ended December 31
                                                                          1997       1996      1995
                                                                        --------   --------   -------
                                                                   (In Thousands, Except Per Share Amounts)
Interest income:
  Mortgage loans                                                        $ 31,443   $ 28,831   $26,982
  Consumer loans                                                          12,529     10,725     9,948
  Investment securities                                                    1,844      1,582     1,612
  Interest-earning deposits                                                   45         66       100
  Mortgage-related securities                                                735        672       383
                                                                        --------   --------   -------
                            TOTAL INTEREST INCOME                         46,596     41,876    39,025

Interest expense:
  Deposits                                                                21,437     20,244    19,572
  Borrowings                                                               4,905      2,797     2,286
  Advance payments by borrowers for taxes and insurance                      149        162       178
                                                                        --------   --------   -------
                            TOTAL INTEREST EXPENSE                        26,491     23,203    22,036
                                                                        --------   --------   -------
                               NET INTEREST INCOME                        20,105     18,673    16,989
Provision for loan losses                                                    320        370       240
                                                                        --------   --------   -------
                         NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN LOSSES                        19,785     18,303    16,749

Non-interest income:
  Fees for serviced loans                                                    313        354       364
  Loan fees and service charges                                              251        234       226
  Deposit account service charges                                          1,227        960       813
  Insurance commissions                                                      324        320       269
  Gains on sales of loans                                                    359        259       649
  Gain on sale of securities                                                                      321
  Gains on sale of other assets                                               88         29       186
  Other                                                                      714        530       382
                                                                        --------   --------   -------
                         TOTAL NON-INTEREST INCOME                         3,276      2,686     3,210

Non-interest expense:
  Compensation, payroll taxes and other employee benefits                  7,266      6,729     6,383
  Federal insurance premiums                                                 284        985       998
  SAIF special assessment                                                             2,856
  Occupancy                                                                  875        832       849
  Data processing                                                          1,403      1,166     1,118
  Furniture and equipment                                                    480        510       526
  Telephone and postage                                                      471        449       421
  Marketing                                                                  370        351       331
  Reorganization costs                                                                            108
  Other                                                                    2,225      2,061     1,917
                                                                        --------   --------   -------
                        TOTAL NON-INTEREST EXPENSE                        13,374     15,939    12,651
                                                                        --------   --------   -------
Income before income taxes                                                 9,687      5,050     7,308
Income taxes                                                               3,651      1,767     2,718
                                                                        --------   --------   -------
                                        NET INCOME                      $  6,036   $  3,283   $ 4,590
                                                                        ========   ========   =======


                        BASIC NET INCOME PER SHARE                          $.68       $.37      $.51
                                                                        ========   ========   =======
                      DILUTED NET INCOME PER SHARE                          $.66       $.36      $.49
                                                                        ========   ========   =======
                     CASH DIVIDENDS PAID PER SHARE                          $.32       $.30      $.28
                                                                        ========   ========   =======

                            See accompanying notes.

First Northern Capital Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

                                                                Unrealized
                                                                   Gain
                                                               on Securities
                                                  Additional     Available-
                                        Common     Paid-In        For-Sale,    Treasury       Retained
                                        Stock      Capital      Net of Taxes    Stock         Earnings       Total
                                        --------------------------------------------------------------------------
                                                                       (In Thousands)
Balance at January 1, 1995              $8,990     $ 9,721           $233          $          $51,063      $70,007
  Comprehensive income:
   Net income                                                                                   4,590        4,590
   Other comprehensive income:
     Reorganization costs                               (8)                                                     (8)
     Change in net unrealized gain
       on securities available-for-
       sale, net of income taxes                                       82                                       82
                                        ------     -------           ----           ------    -------      -------
  Total comprehensive income                            (8)            82                       4,590        4,664
  Cash dividends ($.28 per share)                                                              (2,534)      (2,534)
  Exercise of stock options                120         322                                                     442
                                        ------     -------           ----           ------    -------      -------
Balance at December 31, 1995             9,110      10,035            315                      53,119       72,579
  Comprehensive income:
    Net income                                                                                  3,283        3,283
    Other comprehensive income -
      Change in net unrealized gain
        on securities available-for-
        sale, net of income taxes                                      70                                       70
                                        ------     -------           ----           ------    -------      -------
    Total comprehensive income                                         70                       3,283        3,353
    Cash dividends ($.30 per share)                                                            (2,667)      (2,667)
    Retirement of common stock              (8)        (58)                                                    (66)
    Purchase of treasury stock                                                      (3,698)                 (3,698)
    Exercise of stock options               34        (136)                            825                     723
                                        ------     -------           ----           ------    -------      -------
Balance at December 31, 1996             9,136       9,841            385           (2,873)    53,735       70,224
  Comprehensive income:
    Net income                                                                                  6,036        6,036
    Other comprehensive income -
      Change in net unrealized gain
        on securities available-for-
        sale, net of income taxes                                     229                                      229
                                        ------     -------           ----           ------    -------      -------
    Total comprehensive income                                        229                       6,036        6,265
    Cash dividends ($.32 per share)                                                            (2,826)      (2,826)
    Purchase of treasury stock                                                        (441)                   (441)
    Exercise of stock options                         (403)                            998                     595
                                        ------     -------           ----           ------    -------      -------
Balance at December 31, 1997            $9,136     $ 9,438           $614          $(2,316)   $56,945      $73,817
                                        ======     =======           ====          =======    =======      =======

                            See accompanying notes.

First Northern Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

                                                       Year Ended December 31
                                                    1997        1996        1995
                                                 ---------   ---------   ---------
                                                           (In Thousands)

OPERATING ACTIVITIES:
Net income                                       $   6,036   $   3,283   $   4,590
Adjustments to reconcile net income to cash
 provided by operating activities:
   Provision for losses on loans                       320         370         240
   Provision for depreciation and amortization         873         756         732
   Gains on sales of loans                            (359)       (259)       (649)
   Gains on sales of securities                                               (321)
   Loans originated for sale                       (20,746)    (13,795)    (14,572)
   Proceeds from loan sales                         21,159      14,252      22,072
   Increase in interest receivable                    (351)       (221)       (235)
   Increase in interest payable                        165          75         599
   Other                                            (6,490)       (245)        767
                                                 ---------   ---------   ---------
         NET CASH PROVIDED BY OPERATING
                             ACTIVITIES                607       4,216      13,223


INVESTING ACTIVITIES:
Proceeds from maturities of investment
  securities and interest-earning deposits           6,800      11,150      10,680
Proceeds from the sale of securities                                           156
Purchases of investment securities                 (12,211)    (10,782)    (10,987)
Principal repayments of mortgage-related
  securities                                         1,522         556         353
Purchases of mortgage-related securities            (1,977)     (5,697)       (997)
Loan originations and purchases                   (178,455)   (177,809)   (118,923)
Loan principal repayments                          138,492     123,723     104,503
Purchases of office properties and equipment          (839)       (745)       (697)
Proceeds from sales of real estate                                             226
Purchase of Federal Home Loan Bank stock            (1,477)         (5)       (278)
                                                 ---------   ---------   ---------
    NET CASH USED BY INVESTING ACTIVITIES          (48,145)    (59,609)    (15,964)

                            See accompanying notes.

First Northern Capital Corp. and Subsidiaries

                                                              Year Ended December 31
                                                          1997         1996         1995
                                                        ---------    ---------    ---------
                                                                   (In Thousands)
FINANCING ACTIVITIES:
Net increase in deposits                                 $ 23,300     $  8,294     $ 25,562
Net increase (decrease) in short-term borrowings            9,680       17,622      (38,000)
Proceeds from long-term borrowings                         63,825       51,150       41,000
Repayment of long-term borrowings                         (46,900)     (13,000)     (23,000)
Proceeds from securities sold under agreement
  to repurchase                                             1,900        1,500
Maturity of securities sold under agreement
  to repurchase                                            (2,500)      (1,000)      (1,900)
Cash dividends                                             (2,826)      (2,667)      (2,534)
Purchase of treasury stock                                   (441)      (3,698)
Retirement of common stock                                                 (66)
Proceeds from exercise of stock options                       487          650          442
Net decrease in advance payments by borrowers for
  taxes and insurance                                      (1,586)      (1,103)        (199)
                                                         --------     --------     --------
                   NET CASH PROVIDED BY FINANCING
                                       ACTIVITIES          44,939       57,682        1,371
                                                         --------     --------     --------
             INCREASE (DECREASE) IN CASH AND CASH
                                      EQUIVALENTS          (2,599)       2,289       (1,370)
Cash and cash equivalents at beginning of year              3,563        1,274        2,644
                                                         --------     --------     --------
              CASH AND CASH EQUIVALENTS AT END OF
                                             YEAR        $    964     $  3,563     $  1,274
                                                         ========     ========     ========

SUPPLEMENTAL INFORMATION TO THE
 STATEMENTS OF CASH FLOWS:
  Interest credited and paid on deposits                 $ 21,273     $ 20,169     $ 19,151
  Interest paid on borrowings                               4,799        2,539        2,375
  Payments for federal and state income taxes               3,212        2,193        2,826
  Loans transferred to foreclosed properties and
    repossessed assets                                        387          411          449
  Loans held for investment transferred to
    held for sale                                                                    11,152

                            See accompanying notes.

Notes to Consolidated Financial Statements

December 31, 1997


Note A-Summary of Significant Accounting Policies

Business: First Northern Capital Corp. is a Wisconsin corporation incorporated in August 1995 for the purpose of becoming a unitary savings and loan holding company for First Northern Savings Bank, S.A. (the "Savings Bank"). On December 20, 1995, stockholders of the Savings Bank exchanged shares of the Savings Bank for those of the newly formed Company. The Company and subsidiaries provide a full range of financial services to individual customers through their branch locations in Northeastern Wisconsin. The Company is subject to competition from other traditional and nontraditional financial institutions and is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation: The consolidated financial statements include the accounts and operations of the Company since it became operational (December 20, 1995) and the accounts and operations of the Savings Bank and its wholly owned subsidiaries for the entire periods presented. Significant intercompany accounts and transactions have been eliminated. Investment in its fifty percent owned subsidiary, which is not material, is accounted for on the equity method.

In preparing the consolidated financial statements in accordance with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near-term relate to the determination of the allowance for losses on loans and the valuation of investments and real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and real estate owned, management obtains independent appraisals for significant properties.

Cash and Cash Equivalents: The Company considers its interest-earning deposits, which have a maturity of three months or less when purchased, to be cash equivalents

Investment and Mortgage-Related Securities Held-to-Maturity and Available-for-
Sale: Securities are classified as held-to-maturity and carried at amortized cost if management has the intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity are designated as available-for-sale and carried at fair value, with unrealized gains and losses net of income taxes, reflected in stockholders' equity.

Interest and dividends are included in interest income from the related securities as earned. Realized gains and losses are computed on a specific identification basis and declines in value judged to be other than temporary, are included in gains (losses) on sale of securities.

Interest on Loans: Interest income on loans is accrued and credited to operations based on the principal amount outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest and/or when, in the opinion of management, full collection is unlikely. Management may elect to continue the accrual of interest when the loan is in the process of collection and the value of collateral is sufficient to cover the principal balance and accrued interest. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

First Northern Capital Corp. and Subsidiaries

Note A-Summary of Significant Accounting Policies (continued)

Loan Fees and Costs: Loan origination and commitment fees and certain direct loan origination costs relative to loans not held for sale are being deferred. The net amounts on loans held for investment are amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts using the level-yield method, adjusted for prepayments, over the contractual life of the related loans.

Loans Held for Sale: Loans held for sale generally consist of current production of certain fixed interest rate first mortgage loans and education loans which are recorded at the lower of aggregate cost or market value. Fees received from the borrower are deferred and recorded as an adjustment of the sales price.

Mortgage Servicing Rights: An allocation of costs is made between loans and their related servicing rights for loans originated with a definitive plan to sell or securitize these loans and retain the servicing rights. The Company recognizes a separate asset for servicing rights which effectively increases the gain on sale of loans when the servicing rights are retained. This asset amount is amortized over the period of and in proportion to the expected loan servicing fee revenue as a reduction of "Fees on Serviced Loans." The unamortized balance of the asset is carried at the lower of cost or fair value. In previous periods, costs were fully allocated to the loan and servicing income was recognized as received over the life of the loan.

Foreclosed Properties and Repossessed Assets: Foreclosed properties (which were acquired by foreclosure, by deed in lieu of foreclosure or in-substance foreclosure) and repossessed assets are carried at the lower of cost or fair market value. Costs relating to the development and improvement of the property are capitalized; holding period costs are charged to expense.

Allowances for Losses on Loans, Real Estate and Repossessed Assets: Allowances for losses on loans, real estate and repossessed assets are provided based on past experience and on prevailing market conditions. Management's evaluation of loss considers various factors including, but not limited to, general economic conditions, loan portfolio composition, prior loss experience, estimated sales price, and holding and selling costs.

The Savings Bank considers loans secured by one- to four-unit residential properties and all consumer loans as homogenous loans and therefore exempt for purposes of measuring impairment as defined by Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Per this definition, the Savings Bank had no impaired loans in 1997 or 1996.

Office Properties and Equipment: Office properties and equipment are recorded at cost. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income or expense, respectively.

Provisions for depreciation of office properties and equipment are computed principally using the straight-line method. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the term of the respective lease or estimated economic life of the improvements.

Federal Home Loan Bank Stock: Members of the Federal Home Loan Bank ("FHLB") system are required to maintain a specified investment in FHLB stock. Because of restricted ownership and the lack of marketability, the stock is carried at cost which equals redemption value.

First Northern Capital Corp. and Subsidiaries

Note A-Summary of Significant Accounting Policies (continued)

Earnings Per Share: Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each year. The resulting number of shares used in computing basic earnings per share is 8,834,937; 8,922,526; and 9,047,380 for the years ended December 31, 1997, 1996 and 1995, respectively. The number of shares used in computing diluted earnings per share is 9,080,237; 9,130,444; and 9,272,956, for the years ended December 31, 1997, 1996 and 1995, respectively.

Common stock, additional paid-in capital and earnings per share amounts, dividends per share amounts and the average number of shares outstanding for 1996 and 1995 have been restated throughout the financial statements to reflect the two-for-one stock split in the form of a 100% stock dividend paid August 18, 1997.

Accounting Changes: The Company adopted Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as of January 1, 1997, which provides new accounting and reporting standards for sales, securitization and servicing of receivables and other financial assets and extinguishments of liabilities in 1997 without significant impact to the financial statements of the Company.

In 1997, the Company adopted Statement No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components in the consolidated financial statements. The new rules require that all items that are recognized under accounting standards as components of comprehensive income be reported with prominence in the financial statements. Application of Statement No. 130 does not impact amounts previously reported for net income or affect the comparability of previously issued financial statements.

Pending Accounting Change: In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. SFAS No. 131 will become effective in 1998.

Reclassifications: Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentations.

First Northern Capital Corp. and Subsidiaries

Note B-Securities Available-For-Sale

The amortized cost and estimated fair value of securities available-for-sale are as follows:

                                            Gross Unrealized
                                 Amortized  ----------------   Estimated
                                    Cost     Gains    Losses   Fair Value
                                 ---------  ------    ------   ----------
                                             (In Thousands)
At December 31, 1997:
  U.S. Treasury Notes              $5,240   $   55     $ (3)      $5,292
  Asset Management Funds              505                (5)         500
  FHLMC stock                          33      974                 1,007
                                   ------   ------     ----       ------
                                    5,778    1,029       (8)       6,799
  Mortgage-related securities         932                            932
                                   ------   ------     ----       ------
                                   $6,710   $1,029     $ (8)      $7,731
                                   ======   ======     ====       ======

At December 31, 1996:
  U.S. Treasury Notes              $4,495   $   22     $(15)      $4,502
  Asset Management Funds              476                (5)         471
  FHLMC stock                          33      629                   662
                                   ------   ------     ----       ------
                                    5,004      651      (20)       5,635
  Mortgage-related securities       1,828        9                 1,837
                                   ------   ------     ----       ------
                                   $6,832   $  660     $(20)      $7,472
                                   ======   ======     ====       ======

Proceeds from sale of securities available-for-sale in 1997, 1996 and 1995 were $0, $0 and $347,000, respectively. Gross gains of $0, $0 and $318,000, respectively, were realized on those sales.

At December 31, 1997, U.S. Government and agency securities available-for-sale have maturities of less than five years.


Note C-Securities Held-to-Maturity

The amortized cost and estimated fair values of investment securities held-to-maturity are as follows:

                                            Gross Unrealized
                                 Amortized  ----------------   Estimated
                                   Cost      Gains    Losses   Fair Value
                                 ---------  ------    ------   ----------
                                             (In Thousands)
                                              (In Thousands)
At December 31, 1997:
  U.S. Government and agency
    securities                    $21,231     $101     $(19)     $21,313
                                  =======     ====     ====      =======
At December 31, 1996:
  U.S. Government and agency
    securities                    $16,583     $ 86     $(36)     $16,633
                                  =======     ====     ====      =======

First Northern Capital Corp. and Subsidiaries

Note C-Securities Held-to-Maturity (continued)

At December 31, 1997, securities held-to-maturity have the following maturities:

                                          Amortized  Estimated
                                            Cost     Fair Value
                                          ---------  ----------
                                             (In Thousands)
Due in one year or less                     $ 7,751     $ 7,749
Due after one year through five years        12,480      12,563
Due after five years through ten years        1,000       1,001
                                            -------     -------
                                            $21,231     $21,313
                                            =======     =======

The amortized cost and estimated fair values of mortgage-related securities held-to-maturity are as follows:


                                          Gross Unrealized
                               Amortized  -----------------  Estimated
                                 Cost      Gains    Losses   Fair Value
                               ---------  -------  --------  ----------
                                           (In Thousands)
At December 31, 1997:
 Federal Home Loan Mortgage
  Corporation                    $ 6,259      $55    $ (36)     $ 6,278
 Federal National Mortgage
  Association                      3,647       19      (28)       3,638
 Other                               769        4                   773
                                 -------      ---    -----      -------
                                 $10,675      $78    $ (64)     $10,689
                                 =======      ===    =====      =======

At December 31, 1996:
 Federal Home Loan Mortgage
  Corporation                    $ 4,715      $46    $ (89)     $ 4,672
 Federal National Mortgage
  Association                      3,730       17      (56)       3,691
 Other                               880        4                   884
                                 -------      ---    -----      -------
                                 $ 9,325      $67    $(145)     $ 9,247
                                 =======      ===    =====      =======


First Northern Capital Corp. and Subsidiaries



Note D-Loans Receivable


Loans receivable consist of the following:

                                                      December 31
                                                     1997      1996
                                                   --------  --------
                                                     (In Thousands)
First mortgage loans:
 One- to four-family residential                   $393,563  $376,189
 Five or more family residential                     24,506    20,154
 Commercial real estate                               9,269     9,975
 Construction, primarily one-family residential      21,348    18,007
 Other                                                2,226     1,900
                                                   --------  --------
                                                    450,912   426,225
Consumer loans:
 Consumer                                            18,200    18,179
 Second mortgage                                     68,596    59,148
 Automobile                                          70,276    60,339
                                                   --------  --------
                                                    157,072   137,666
                                                   --------  --------
                                                    607,984   563,891
Less:
 Undisbursed loan proceeds                           10,290     5,942
 Allowance for losses on loans                        3,177     2,937
 Unearned loan fees                                     988     1,017
                                                   --------  --------
                                                     14,455     9,896
                                                   --------  --------
                                                   $593,529  $553,995
                                                   ========  ========

The majority of the Company's lending activity is with borrowers within its primary market area of Northeastern Wisconsin.

Loans serviced for investors were $126,979,904, $120,999,358 and $123,901,000 at
December 31, 1997, 1996 and 1995, respectively. These loans are not reflected in the consolidated financial statements.

Activity in the allowance for losses on loans is as follows:


                                 Year Ended December 31
                                 1997     1996     1995
                                -------  -------  -------
                                     (In Thousands)
Balance at beginning of year    $2,937   $2,608   $2,400
Provisions                         320      370      240
Charge-offs                       (101)     (66)     (71)
Recoveries                          21       25       39
                                ------   ------   ------
 BALANCE AT END OF YEAR         $3,177   $2,937   $2,608
                                ======   ======   ======


First Northern Capital Corp. and Subsidiaries

Note E-Office Properties and Equipment

Office properties and equipment are summarized as follows:


                                                      December 31
                                                     1997     1996
                                                    -------  -------
                                                     (In Thousands)
Land                                                $ 2,045  $ 2,117
Office buildings                                      7,032    7,177
Furniture and equipment                               2,896    2,822
Leasehold improvements                                   74       74
                                                    -------  -------
                                                     12,047   12,190
Less allowance for depreciation and amortization      4,043    3,840
                                                    -------  -------
                                                    $ 8,004  $ 8,350
                                                    =======  =======

Note F-Deposits

Deposits are summarized as follows:

                                                   December 31
                                                 1997       1996
                                               --------   --------
                                                  (In Thousands)
Passbook                                       $ 60,076   $ 57,354

Negotiable Order of Withdrawal accounts:
 Non-interest bearing                            19,764     18,010
 Interest bearing                                36,861     36,224

Variable rate insured money market accounts      51,838     50,017

Certificate accounts:
 2.00% to 3.99%                                   1,262      1,801
 4.00% to 4.99%                                  32,483     40,720
 5.00% to 5.99%                                 130,822    191,536
 6.00% to 7.99%                                 146,115     60,283
 8.00% to 10.99%                                     48         24
                                               --------   --------
                                                310,730    294,364
                                               --------   --------
                                                479,269    455,969
Accrued interest                                  2,519      2,354
                                               --------   --------
                                               $481,788   $458,323
                                               ========   ========

Weighted average interest rate                     4.61%      4.42%
                                               ========   ========


First Northern Capital Corp. and Subsidiaries

Note F-Deposits (continued)

Aggregate annual maturities of certificate accounts at December 31, 1997, are as follows (in thousands):


                               Maturities during the twelve
                                months ending December 31:
                                     1998                       $213,580
                                     1999                         69,444
                                     2000                          9,265
                                     2001                         18,152
                                     2002                            289
                                                                --------
                                                                $310,730
                                                                ========

Deposit accounts with balances greater than $100,000 were $54,528,000 and $37,751,000 at December 31, 1997 and 1996, respectively.

First Northern Capital Corp. and Subsidiaries

Note G-Borrowings

Borrowings consist of the following:

                                                      Interest Rate at
                                                        December 31          December 31
                                                      ----------------    ------------------
       Notes Payable to           Maturity Date        1997     1996         1997      1996
----------------------------    ------------------    -----    -----      --------   -------
                                                                              (In Thousands)
FHLB                            On demand             6.92%    6.95%      $ 26,065   $17,255
Federal Reserve Bank            On demand             5.27%    5.18%         1,237       367
FHLB                            February 16, 1997              5.08%                  12,500
FHLB                            March 18, 1997                 5.51%                   3,000
FHLB                            May 20, 1997                   5.71%                   2,000
Reverse repurchase agreement    June 20, 1997                  5.50%                   1,000
FHLB                            July 29, 1997                  5.40%                   5,000
FHLB                            August 7, 1997                 5.72%                   1,900
FHLB                            September 15, 1997             6.04%                   2,000
Reverse repurchase agreement    November 1, 1997               5.75%                     500
FHLB                            November 2, 1997               5.85%                   3,000
FHLB                            January 16, 1998      5.87%                  1,000
FHLB                            May 27, 1998          5.74%    5.74%         5,000     5,000
FHLB                            June 21, 1998         6.12%    6.12%         5,000     5,000
Reverse repurchase agreement    August 20, 1998       5.85%                    400
FHLB                            September 13, 1998    6.18%    6.18%         3,000     3,000
FHLB                            October 2, 1998       6.08%    6.08%         5,000     5,000
FHLB                            October 5, 1998       5.65%                  5,000
Reverse repurchase agreement    November 2, 1998      5.75%                    500
FHLB                            November 19, 1998     6.23%                  2,000
FHLB                            March 28, 1999        6.12%    6.12%         2,000     2,000
FHLB                            April 30, 1999        5.90%                  5,000
FHLB                            June 2, 1999          6.25%                  2,200
FHLB                            October 16, 1999      6.15%    6.15%         2,000     2,000
FHLB                            February 21, 2000     5.48%                  5,000
FHLB                            April 29, 2000        6.19%    6.19%         2,700     2,700
FHLB                            August 4, 2000        6.19%                  3,575
FHLB                            July 9, 2001          6.26%                  2,000
FHLB                            November 12, 2001     6.18%    6.18%         4,050     4,050
FHLB                            June 18, 2002         5.71%                  3,000
FHLB                            August 8, 2002        5.26%                  3,000
FHLB                            October 2, 2002       6.11%                  2,000
FHLB                            October 30, 2002      5.20%                  5,000
FHLB                            October 30, 2002      5.33%                  5,000
FHLB                            June 11, 2003         6.00%                  2,550
                                                                          --------    -------
                                                                          $103,277    $77,272
                                                                          ========    =======

First Northern Capital Corp. and Subsidiaries

Note G-Borrowings (continued)

The Company is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. In addition, these advances are collateralized by FHLB stock.

The Company is a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, it accepts TT&L deposits. The Company is allowed to borrow these deposits from the FRB until they are called. Collateral with a face value greater than or equal to the amount borrowed is pledged on a condition of borrowing TT&L deposits. At December 31, 1997 and 1996, U.S. government securities with a face value of $1,500,000 and $1,000,000, respectively, were pledged as collateral.

The Company enters into sales of securities under agreements to repurchase (reverse purchase agreements). Fixed-coupon reverse purchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a borrowing in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset accounts. Reverse repurchase agreements entered into with local municipalities did not require delivery of securities. At December 31, 1997 and 1996, these agreements had a weighted average interest rate of 5.79% and 5.59%, respectively, and mature within one year. At December 31, 1997 and 1996, securities sold under agreements to repurchase involve U.S. government or agency securities with a book value, including accrued interest, of $1,020,759 and $1,510,190 and a market value of $1,017,578 and $1,497,657, respectively. Based on the month-end balances, securities sold under agreements to repurchase averaged $1,216,667, $1,041,667 and $2,466,667 during the years ended December 31, 1997, 1996 and 1995, respectively. The maximum amount outstanding at any month end during the years ended December 31, 1997, 1996 and 1995 was $1,500,000, $1,500,000 and
$2,900,000, respectively.


Note H-Income Taxes

The Savings Bank qualified under provisions of the Internal Revenue Code which previously permitted it to deduct from taxable income an allowance for bad debts that differs from the provision for such losses charged to income for financial reporting purposes. At December 31, 1997, retained earnings included approximately $15,883,000 for which no provision for income tax has been made. Income taxes of approximately $6,228,000 would be imposed if the Savings Bank were to use these retained earnings for any purpose other than to absorb bad debt losses.

The income tax provision for the years ended December 31 consists of the following:


                                          1997      1996      1995
                                         ------    ------    ------
                                             (In Thousands)

                Current:
                  Federal                $2,802    $1,616    $2,163
                  State                     577       324       454
                                         ------    ------    ------
                                          3,379     1,940     2,617

                Deferred:
                  Federal                   209      (132)       88
                  State                      63       (41)       13
                                         ------    ------    ------
                                            272      (173)      101
                                         ------    ------    ------
                                         $3,651    $1,767    $2,718
                                         ======    ======    ======

First Northern Capital Corp. and Subsidiaries

Note H-Income Taxes (continued)

The provision for income taxes, for the years ended December 31, differs from that computed at the federal statutory corporate tax rate, as follows:

                                            1997     1996     1995
                                           -------  -------  -------
                                                (In Thousands)

Income before income taxes                 $9,687   $5,050   $7,308
                                           ======   ======   ======

Income tax expense at federal statutory
 rate of 34%                               $3,294   $1,717   $2,485
Increase (decrease) resulting from:
 Nondeductible reorganization costs                              26
 State income taxes, net of federal
  income tax benefits                         422      187      310
 Other                                        (65)    (137)    (103)
                                           ------   ------   ------
                                           $3,651   $1,767   $2,718
                                           ======   ======   ======

The components of the Savings Bank's deferred tax assets and liabilities as of December 31 are as follows:

                                                     1997      1996
                                                    ------    ------
                                                     (In Thousands)
Deferred tax assets:
 Deferred compensation                              $  747    $  619
 Deferred loan fees                                              197
 Loss reserves                                         554       460
 Excess servicing gains                                 49        62
 Tax net operating loss carryforwards                              5
 Other                                                   6        10
                                                    ------    ------
Total deferred tax assets                            1,356     1,353

Deferred tax liabilities:
 Deferred loan fees                                    140
 Mortgage servicing rights                              97
 FHLB stock dividends                                  160       160
 Depreciation                                          265       231
 Unrealized securities gains                           400       251
 Other                                                  32        28
                                                    ------    ------
Total deferred tax liabilities                       1,094       670
                                                    ------    ------
                                                    $  262    $  683
                                                    ======    ======

There is no valuation allowance recognized for financial statement purposes at December 31, 1997 or 1996.

First Northern Capital Corp. and Subsidiaries

Note I-Stockholders' Equity

The Board of Directors of the Company is authorized to issue cumulative preferred stock in series and to establish the relative rights and preferences of each series with respect to rates, redemption rights and prices, conversion terms, voluntary liquidation rights and voting powers. Cumulative preferred stock will rank prior to common stock as to dividend rights and liquidation preferences. Under Wisconsin State law, preferred stockholders are entitled to vote as a separate class or series in certain circumstances, including any amendment which would adversely change the specific terms of such series of stock or which would create or enlarge any class or series ranking prior thereto in rights and preferences (excluding substituting the surviving entity in a merger or consolidation of the Company).

The Savings Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possible additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Savings Bank's financial statements. Under federal capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of December 31, 1997, the most recent notification from the Office of Thrift Supervision ("OTS"), categorized the Savings Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Savings Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table. As a state-chartered savings institution, the Savings Bank is also subject to a minimum capital requirement of the State of Wisconsin. Management believes, as of December 31, 1997, that the Savings Bank meets all capital adequacy requirements to which it is subject. There are no conditions or events since that notification that management believes have changed the Savings Bank's category.

The Savings Bank's required and actual capital amounts and ratios are presented in the following table.

                                                                         To Be Well
                                                 Minimum Required    Capitalized Under
                                                    For Capital      Prompt Corrective
                                    Actual       Adequacy Purposes   Action Provisions
                                --------------   -----------------   ------------------
                                Amount   Ratio     Amount   Ratio       Amount   Ratio
                                ------   -----     ------   -----       ------   -----
                                                (Dollars In Thousands)
As of December 31, 1997:
Tangible capital
  (to tangible assets)         $68,073   10.2%     $ 9,988    1.5%         N/A     N/A
Core capital
  (to tangible assets)          68,073   10.2%      19,976    3.0%     $33,293    5.0%
Risk-based capital
  (to risk-weighted assets)     71,250   16.7%      34,232    8.0%      42,790   10.0%
State of Wisconsin capital
  (to total assets)             72,318   10.8%      40,062    6.0%      40,062    6.0%

First Northern Capital Corp. and Subsidiaries

Note I-Stockholders' Equity (continued)

                                                                               To Be Well
                                                       Minimum Required     Capitalized Under
                                                          For Capital       Prompt Corrective
                                        Actual         Adequacy Purposes    Action Provisions
                                    --------------     -----------------    -----------------
                                    Amount   Ratio       Amount   Ratio       Amount   Ratio
                                    ------   -----       ------   -----       ------   -----
                                                     (Dollars In Thousands)
As of December 31, 1996:
  Tangible capital
    (to tangible assets)           $64,489   10.5%      $ 9,204    1.5%          N/A     N/A
  Core capital
    (to tangible assets)            64,489   10.5%       18,409    3.0%      $30,681    5.0%
  Risk-based capital
    (to risk-weighted assets)       67,426   17.8%       30,295    8.0%       37,868   10.0%
  State of Wisconsin capital
    (to total assets)               68,754   11.2%       36,915    6.0%       36,930    6.0%


Following are reconciliations of the Bank's stockholder's equity under generally accepted accounting principles to capital as determined by regulations:


                                                                     Risk-      State of
                                                          Core       Based     Wisconsin
                                                         Capital    Capital     Capital
                                                         -------   --------    ---------
                                                                  (In Thousands)
As of December 31, 1997:
  Regulatory capital                                     $68,073     $71,250     $72,318
  Unrealized gains on available-for-sale securities          614         614
  Investments in and advances to non-includable
    subsidiaries                                             454         454
  Allowance for loan losses                                           (3,177)     (3,177)
                                                         -------     -------     -------

  Stockholders' equity (First Northern Savings Bank
    only)                                                $69,141     $69,141     $69,141
                                                         =======     =======     =======

  Stockholders' equity (First Northern Capital Corp.)    $73,817     $73,817     $73,817
                                                         =======     =======     =======

First Northern Capital Corp. and Subsidiaries

Note I-Stockholders' Equity (continued)

                                                                      Risk-      State of
                                                          Core        Based     Wisconsin
                                                         Capital     Capital     Capital
                                                         -------     -------     -------
                                                                  (In Thousands)
As of December 31, 1996:
  Regulatory capital                                     $64,959     $67,896     $68,754
  Unrealized gains on available-for-sale securities          385         385
  Investments in and advances to non-includable
    subsidiaries                                             473         473
  Allowance for loan losses                                           (2,937)     (2,937)
                                                         -------     -------     -------

  Stockholders' equity (First Northern Savings Bank
    only)                                                $65,817     $65,817     $65,817
                                                         =======     =======     =======

  Stockholders' equity (First Northern Capital Corp.)    $70,224     $70,224     $70,224
                                                         =======     =======     =======

Applicable rules and regulations of the OTS impose limitations on dividends by the Savings Bank. Within those limitations, certain "safe harbor" dividends are permitted, subject to providing the OTS at least 30 days advance notice. The safe harbor amounts are based upon an institution's regulatory capital level. Thrift institutions which have capital in excess of all capital requirements before and after the proposed dividend are permitted to make capital distributions during any calendar year up to the greater of (1) 100% of net income to date during the calendar year, plus one-half of the surplus over such institution's capital requirements at the beginning of the calendar year, or (2) 75% of net income over the most recent four-quarter period. Additional restrictions would apply to an institution which does not meet its capital requirement before or after a proposed dividend.

Unlike the Savings Bank, the Company is not subject to these regulatory capital requirements or restrictions on the payment of dividends to its stockholders. However, the source of its future dividends may depend upon dividends from the Savings Bank.

On March 20, 1996, the Company began its first stock repurchase program for its common stock to be used for the exercise of stock options. During 1996, the Company purchased 456,934 shares at an average price of $7.91 under this program. A second repurchase program began on October 18, 1996, for up to 438,114 shares to be used for general corporate purposes, including the exercise of stock options under the stock option plans. The second repurchase program has been extended to October 20, 1997. A total of 60,800 shares were purchased in the second stock repurchase program at an average price of $8.62 per share.


Note J-Employee Benefit Plans

The Savings Bank has a participatory defined contribution 401(k) plan. The plan covers all employees with at least one year of service and who have attained age twenty-one. The Savings Bank will annually contribute 3% of an employee's cash compensation and may fund an additional discretionary dollar amount to the plan. The Savings Bank will contribute 50% of the first 4% of the amount of each employee's contribution. In addition, each employee may contribute amounts in excess of the 4% limit, up to the lesser of 15% of compensation or federal tax limits, with no Savings Bank participation.

First Northern Capital Corp. and Subsidiaries

Note J-Employee Benefit Plans (continued)

The Savings Bank has an unfunded deferred retirement plan for directors. All members of the Savings Bank's Board of Directors are eligible under the plan. Directors of a predecessor institution and who are members of an advisory board are eligible at the discretion of the Savings Bank. Currently, there are four advisory board members in the plan. The Savings Bank also has supplemental retirement plans for several of its executives. Total expense relating to these plans for 1997, 1996 and 1995 was $513,000, $265,000 and $256,000, respectively.
The Savings Bank does not, as a policy, offer post-retirement benefits other than the plans discussed above.

The Company has elected to continue following Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee and directors' stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" requires the use of option valuation models that were not developed for use in valuing the Company's employee and directors' stock options. Under APB No. 25, because the exercise price of the Company's employee and directors' stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has a "1984 Stock Option Plan," a "1989 Executive Stock Option Plan," a "1989 Directors' Stock Option Plan," a "1989 Stock Option and Incentive Plan," a "1992 Advisory Directors' Stock Option Plan," a "1994 Directors' Stock Option Plan" and a "1994 Executive Stock Plan." The 1984 Stock Option Plan had 480,000 shares of common stock reserved for the grant of incentive stock options or non-qualified stock options to key officers and non-qualified stock options to directors. The plan provided that incentive stock option prices will not be less than the fair market value of the stock at the grant date and non-incentive stock option prices will not be less than 95% nor more than 99% of the fair value of the stock at the grant date. The 1989 Executive Stock Option Plan had 340,000 shares of common stock reserved for executive officers and the 1989 Directors' Stock Option Plan had 140,000 shares of common stock reserved for directors. The executive officers were granted incentive stock options. Since February 1, 1990, directors received 3,600 non-qualified stock options annually on the first business day of February. The option price for the directors' non-qualified stock options will be equal to the fair value on the date of the grant. Upon a director's retirement, the options become fully vested. All options vest at a maximum of 33 1/3% for each year of completed continuous service from the grant date and expire no later than ten years from the grant date.

The 1989 Stock Option and Incentive Plan was acquired with the merger of Prime Federal and has 22,750 stock options outstanding at December 31, 1997. All options are vested and will expire no later than ten years from date of grant.

The 1992 Advisory Directors' Stock Option Plan had 48,000 shares of common stock reserved for the grant of non-qualified stock options to certain advisory directors. The option price for the 1992 Advisory Directors non-qualified stock options will be equal to the fair market value on the date of the grant. All options vest at the end of one year and expire no later than ten years from the grant date. All options in the 1992 Advisory Directors' Stock Option Plan were granted in 1992.

The 1994 Directors' Stock Option Plan has 140,000 shares of common stock reserved for directors. Directors will receive 3,600 non-qualified stock options on the first business day of February of each year. The option price for the directors' non-qualified stock options will be equal to the fair market value on the date of the grant. All options vest at a maximum of 33 1/3% for each year. Upon a director's retirement, the options become fully vested. Options expire no later than ten years from the grant date.

First Northern Capital Corp. and Subsidiaries

Note J-Employee Benefit Plans (continued)

The 1994 Executive Stock Plan has 760,000 shares of common stock reserved for the grant of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs") or restrictive stock to key executives. The plan provides that incentive stock option prices will not be less than the fair value of the stock at the grant date and non-incentive stock option prices will not be less than 90% of the fair value of the stock at the grant date.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for both 1997 and 1996: risk-free interest rates of 5.75%; dividend yield of 4.5%; volatility factors of the expected market price of the Company's common stock of .202; and a weighted-average expected life of the options of 7 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and directors' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and directors' stock options.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                        December 31
                                                     1997        1996
                                                    ------      ------
                                                 (Dollars In Thousands, Except
                                                     Per Share Amounts)

            Net income                              $6,036      $3,283
                                                    ======      ======

            Pro forma net income                    $5,953      $3,220
                                                    ======      ======

            Pro forma basic earnings per share      $ 0.67      $ 0.36
                                                    ======      ======

            Pro forma diluted earnings per share    $ 0.65      $ 0.35
                                                    ======      ======

First Northern Capital Corp. and Subsidiaries

Note J-Employee Benefit Plans (continued)

A summary of stock option transactions for each of the three years in the period ended December 31, 1997, is as follows:

                                                        Weighted
                                                        Average
                                           Number of    Exercise
                                            Shares        Price
                                           ---------    --------
Balance at January 1, 1995                  697,126      $4.38
  Granted                                   108,000       6.38
  Exercised                                (120,342)      3.67
  Expired                                   (21,200)      7.27
                                           --------      -----

Balance at December 31, 1995                663,584       4.74
  Granted                                    91,600       7.88
  Exercised                                (139,564)      4.66
  Expired                                    (8,000)      7.88
                                           --------      -----

Balance at December 31, 1996                607,620       5.19
  Granted                                   113,000       8.36
  Exercised                                (121,618)      4.09
                                           --------      -----

Balance at December 31, 1997                599,002      $6.02
                                           ========      =====

At December 31, 1997, options for 432,937 shares were exercisable.

Note K-Commitments

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and forward commitments to sell mortgage loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. The contract amounts reflect the extent of involvement the Company has in the particular class of financial instrument. The Company's maximum exposure to credit loss for commitments to extend credit is represented by the contract amount of those instruments. For forward commitments to sell loans, the contract amounts do not represent exposure to credit loss.

First Northern Capital Corp. and Subsidiaries

Note K-Commitments (continued)

Off-balance-sheet financial instruments whose contract amounts represent credit and/or interest rate risk are as follows:

                                                     December 31
                                                    1997     1996
                                                   -------  -------
                                                    (In Thousands)
Commitments to extend credit:
  Fixed rate                                       $ 1,279  $   511
  Adjustable                                         1,665    1,983
Commitments to sell mortgage loans                     699      974
Unused overdraft protection lines of credit for
  checking accounts                                  1,488    1,476
Unused equity lines of credit                       13,950   12,869
Unused commercial real estate line of credit           906      237
Unused credit card lines of credit                   3,364    2,636

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. As some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates the credit worthiness of each customer on a case-by-case basis. The Company generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of one- to four-family residences.

Commitments to extend credit on a fixed rate basis expose the Company to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period.

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company and place them in a mortgage-related security pool with a defined yield. Commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on the existing loan portfolio and on commitments to extend credit.

The Company neither has any investments in nor is a party to transactions involving derivative investments, except mortgage-related securities which represent minimal risk to the Company.


Note L-Fair Values of Financial Instruments

Disclosure of fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value, follows. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement to the instrument. Certain financial instruments and all nonfinancial instruments are excluded. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

First Northern Capital Corp. and Subsidiaries

Note L-Fair Values of Financial Instruments (continued)

The Company does not routinely measure the market value of financial instruments because such measurements represent point-in-time estimates of value. It is not the intent of the Company to liquidate and therefore realize the difference between market value and carrying value and, even if it were, there is no assurance that the estimated market values could be realized. Thus, the information presented is not particularly relevant to predicting the Company's future earnings or cash flows.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the statements of financial condition for cash and interest-earning deposits approximate those assets' fair values.

Securities available-for-sale and held-to-maturity: Fair values for securities available-for-sale and held-to-maturity are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans held for sale and loans receivable: For variable-rate mortgage loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for all other loans are estimated using fair market value of readily saleable loans or discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued interest receivable and payable: The carrying amounts reported in the statements of financial condition approximate their fair values.

Federal Home Loan Bank stock: Fair value for the Federal Home Loan Bank stock is based on its redeemable (carrying) value, as a market for this stock is restricted.

Mortgage servicing rights: The estimated fair value of mortgage servicing rights is determined using discounted cash flow techniques. Expected cash flows are adjusted for estimated future loan prepayments as provided by third-party market sources or as estimated by management using historical prepayment expense. Servicing rights originated prior to December 31, 1996 are not included.

Deposits: The fair values disclosed for interest and non-interest bearing negotiable order of withdrawal accounts, passbook accounts and money market accounts and advances from borrowers for taxes and insurance are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are estimated using discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

Borrowings: The fair values disclosed for borrowings are based on a discounted cash flows basis using current offering rates of like-term borrowings.

Off-balance-sheet instruments: Fair values for the Company's off-balance-sheet instruments (lending commitments and unused lines of credit) are based on quoted market prices or fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the related counter party. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 1997 or 1996.

First Northern Capital Corp. and Subsidiaries

Note L-Fair Values of Financial Instruments (continued)

The carrying amounts and fair values of the Company's financial instruments consist of the following at December 31:

                                          1997                1996
                                   ------------------  ------------------

                                   Carrying    Fair    Carrying    Fair
                                    Amount    Value     Amount    Value
                                   --------  --------  --------  --------
                                               (In Thousands)

Cash and cash equivalents          $    964  $    964  $  3,563  $  3,563
                                   ========  ========  ========  ========

Investment and mortgage-related
 securities available-for-sale     $  7,731  $  7,731  $  7,472  $  7,472
                                   ========  ========  ========  ========

Investment and mortgage-related
 securities held-to-maturity       $ 31,906  $ 32,002  $ 25,908  $ 25,880
                                   ========  ========  ========  ========

Loans receivable                   $598,825  $599,254  $559,464  $555,171
                                   ========  ========  ========  ========

Accrued interest receivable        $  3,646  $  3,646  $  3,295  $  3,295
                                   ========  ========  ========  ========

Mortgage servicing rights          $    247  $    247  $    101  $    101
                                   ========  ========  ========  ========

Federal Home Loan Bank stock       $  5,250  $  5,250  $  3,773  $  3,773
                                   ========  ========  ========  ========

Deposits                           $479,269  $458,374  $455,969  $416,775
                                   ========  ========  ========  ========

Accrued interest on deposits       $  2,519  $  2,519  $  2,354  $  2,354
                                   ========  ========  ========  ========

Borrowings                         $103,277  $103,162  $ 77,272  $ 77,109
                                   ========  ========  ========  ========

First Northern Capital Corp. and Subsidiaries

Note M-Condensed Parent Company Only Financial Statements

The following condensed statements of financial condition as of December 31, 1997 and 1996, and the condensed statements of income and cash flows for the three years then ended should be read only in conjunction with the consolidated financial statements and the notes thereto. The statements of income and cash flows have been presented as if the Company had been formed as of January 1, 1995.

                          First Northern Capital Corp.
                       Statements of Financial Condition

                                                         December 31
                                                       1997      1996
                                                      -------   -------
                                                       (In Thousands)
ASSETS

Cash                                                  $ 4,527   $ 4,337
Equity in net assets of subsidiaries                   69,141    65,817
Other assets                                              156        74
                                                      -------   -------
                                                      $73,824   $70,228
                                                      =======   =======


LIABILITIES
Other liabilities                                     $     7   $     4
                                                      -------   -------
  TOTAL LIABILITIES                                         7         4

STOCKHOLDERS' EQUITY
Common stock                                            9,136     9,136
Additional paid-in capital                              9,438     9,841
Unrealized gain on securities available-for-sale,
  net of taxes                                            614       385
Treasury stock, at cost                                (2,316)   (2,873)
Retained earnings                                      56,945    53,735
                                                      -------   -------
  TOTAL STOCKHOLDERS' EQUITY                           73,817    70,224
                                                      -------   -------
                                                      $73,824   $70,228
                                                      =======   =======

First Northern Capital Corp. and Subsidiaries

Note M-Condensed Parent Company Only Financial Statements (continued)


                         First Northern Capital Corp.
                             Statements of Income

                                           Year Ended December 31
                                          1997      1996      1995
                                         ------    ------    ------
                                               (In Thousands)
Interest income:
 Interest-earning deposits               $  170    $   46

Non-interest income:
 Equity in net income of Savings Bank     6,010     3,373    $4,590

Non-interest expense:
 Compensation                                12        13
 Postage                                                4
 Other                                      115       119
                                         ------    ------    ------
Total non-interest expense                  127       136
                                         ------    ------    ------
Income before taxes                       6,053     3,283     4,590
Income taxes                                 17
                                         ------    ------    ------
Net income                               $6,036    $3,283    $4,590
                                         ======    ======    ======

First Northern Capital Corp. and Subsidiaries

Note M-Condensed Parent Company Only Financial Statements (continued)


                         First Northern Capital Corp.
                           Statements of Cash Flows

                                                          Year ended December 31
                                                         1997      1996      1995
                                                        -------   -------   -------
                                                              (In Thousands)
OPERATING ACTIVITIES:
Net income                                              $ 6,036   $ 3,283   $ 4,590
Adjustments to reconcile net income to cash provided
 by (used in) operating activities:
  Less equity in earnings of the Savings Bank            (6,010)   (3,373)   (4,590)
  Increase in other liabilities                              29         2         1
                                                        -------   -------   -------
    NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                           55       (88)        1
                                                        -------   -------   -------

FINANCING ACTIVITIES:
Cash dividends received                                   2,915    10,205
Cash dividends paid                                      (2,826)   (2,667)
Purchase of treasury stock                                 (441)   (3,698)
Retirement of common stock                                            (66)
Proceeds from exercise of stock options                     487       650
                                                        -------   -------   -------

     NET CASH PROVIDED BY FINANCING
                         ACTIVITIES                         135     4,424
                                                        -------   -------   -------
          INCREASE IN CASH AND CASH
                        EQUIVALENTS                         190     4,336         1

Cash and cash equivalents at beginning of period          4,337         1
                                                        -------   -------   -------
   CASH AND CASH EQUIVALENTS AT END OF
                                PERIOD                  $ 4,527   $ 4,337   $     1
                                                        =======   =======   =======
SUPPLEMENTAL INFORMATION TO THE
 STATEMENT OF CASH FLOWS:
  Investment in subsidiary swapped for shares in
    First Northern Capital Corp.                                            $71,859

QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth certain unaudited quarterly data for the periods indicated:

                                                             Quarter Ended
                                           -------------------------------------------------
                                           March 31      June 30   September 30  December 31
                                           --------      -------   ------------  -----------
                                               (In Thousands Except per Share Amounts)
1997 (unaudited):
  Interest income                           $11,094      $11,415      $11,857      $12,230
  Interest expense                            6,231        6,444        6,802        7,014
                                            -------      -------      -------      -------
  Net interest income                         4,863        4,971        5,055        5,216
  Provisions for loan losses                     75           65           90           90
                                            -------      -------      -------      -------
  Net income after provisions
    for loan losses                           4,788        4,906        4,965        5,126
  Total non-interest income                     736          782          852          906
  Total non-interest expenses                 3,295        3,334        3,270        3,475
                                            -------      -------      -------      -------
  Income before income taxes                  2,229        2,354        2,547        2,557
  Income taxes                                  844          895          961          951
                                            -------      -------      -------      -------

  Net income                                $ 1,385      $ 1,459      $ 1,586      $ 1,606
                                            =======      =======      =======      =======

  Basic net income per share                $  0.16      $  0.16      $  0.18      $  0.18
                                            =======      =======      =======      =======

  Diluted net income per share              $  0.15      $  0.16      $  0.17      $  0.18
                                            =======      =======      =======      =======

1996 (unaudited):
  Interest income                           $10,046      $10,160      $10,632      $11,038
  Interest expense                            5,616        5,591        5,862        6,134
                                            -------      -------      -------      -------
  Net interest income                         4,430        4,569        4,770        4,904
  Provisions for loan losses                     60           60           90          160
                                            -------      -------      -------      -------
  Net income after provisions
    for loan losses                           4,370        4,509        4,680        4,744
  Total non-interest income                     596          667          669          754

  Total non-interest expenses                 3,310        3,297        6,073/1/     3,259
                                            -------      -------      -------      -------

  Income (loss) before income taxes           1,656        1,879         (724)       2,239
  Income taxes                                  567          698         (333)         835
                                            -------      -------      -------      -------

  Net income (loss)                         $ 1,089      $ 1,181      $  (391)/2/  $ 1,404
                                            =======      =======      =======      =======

  Basic net income (loss) per share         $  0.12      $  0.13      $ (0.04)/2/  $  0.16
                                            =======      =======      =======      =======

  Diluted net income (loss) per share       $  0.12      $  0.13      $ (0.04)/2/  $  0.16
                                            =======      =======      =======      =======


(1)  Includes one-time SAIF special assessment of $2,856,000.

(2) Without the one-time SAIF special assessment net income would have been $1,342,000 ($0.15 basic earnings per share or $0.15 diluted earnings per share).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                   Part III


Item 10.  Directors and Executive Officers of the Registrant.

Information in response to this item is incorporated herein by reference to "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance"(which does not contain disclosure of any filing delinquencies) in First Northern's definitive Proxy Statement for its Annual Meeting of Stockholders on April 22, 1998 (the "1998 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof, which is incorporated herein by reference.

Item 11.  Executive Compensation.

Information in response to this item is incorporated by reference to "Director Compensation", "Executive Compensation" (other than "Compensation Committee Report on Executive Compensation" thereunder, which is not incorporated by reference herein) and "Compensation Committee Interlocks and Insider Participation" in the 1998 Annual Meeting Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information in response to this item is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Annual Meeting Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

Information in response to this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with First Northern" in the 1998 Annual Meeting Proxy Statement.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


     (a)  Documents filed as part of the Report:
          1. and 2.  Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of First Northern Capital Corp. and subsidiaries are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":

     Consolidated Statements of Financial Condition - December 31, 1997 and
     1996.

     Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Changes In Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995.

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

     (b)  Reports on Form 8-K:


          No reports on Form 8-K were filed during the last quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIRST NORTHERN CAPITAL CORP.
March 16, 1998

                                    By:   /s/Michael D. Meeuwsen
                                       -------------------------------------
                                       Michael D. Meeuwsen
                                       President and Chief Executive Officer

                               -----------------

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

                                ----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*


                              Signature and Title
                              -------------------


              /s/J. Gus Swoboda                                     /s/Thomas J. Lopina, Sr.
----------------------------------------------          ------------------------------------------------
    J. Gus Swoboda, Chairman and Director                       Thomas J. Lopina, Sr., Director

          /s/Michael D. Meeuwsen                                      /s/Robert J. Mettner
----------------------------------------------          ------------------------------------------------
       Michael D. Meeuwsen, President,                             Robert J. Mettner, Director
     Chief Executive Officer and Director
        (Principal Executive Officer)

            /s/Rick B. Colberg                                        /s/Robert B. Olson
----------------------------------------------          ------------------------------------------------
  Rick B. Colberg, Vice President, Treasurer                       Robert B. Olson, Director
         and Chief Financial Officer
 (Principal Financial and Accounting Officer)

          /s/Howard M. Frankenthal                                    /s/Richard C. Smits
----------------------------------------------          ------------------------------------------------
       Howard M. Frankenthal, Director                             Richard C. Smits, Director

---------------
  *  Each of the above signatures is affixed as of March 16, 1998.

                                       87

                         FIRST NORTHERN CAPITAL CORP.
                              (the "Registrant")

                          Commission File No. 0-27982


                                 EXHIBIT INDEX
                                      TO
                        1997 ANNUAL REPORT ON FORM 10-K




Exhibit                                                                  Incorporated Herein                  Filed
Number                    Description                                      by Reference to                   Herewith
------                    -----------                                    -------------------           -------------------
 2.1           Agreement and Plan of Reorganization,              Appendix A to the Proxy
             dated as of August 16, 1995, by and among          Statement/Prospectus dated
             Registrant, First Northern Savings Bank,           November 2, 1995 (the "Proxy
             S.A. (the "Savings Bank") and FNGB Interim         Statement/Prospectus") contained in
             Savings Bank, FSB                                  the Registrant's Registration
                                                                Statement on Form S-4 (No. 33-98088)
                                                                filed on October 13, 1995, as amended
                                                                by Pre-Effective Amendment No. 1
                                                                filed on October 31, 1995 ( the "1995
                                                                Registration Statement")

 3.1           Articles of Incorporation                          Appendix B to the Proxy
                                                                Statement/Prospectus

 3.2           Bylaws                                             Appendix C to the Proxy
                                                                Statement/Prospectus
 4*

 4.1           Specimen Common Stock Certificate                  Exhibit 4.1 to Registrant's Current
                                                                Report on Form 8-K dated as of
                                                                December 20, 1995 (the "12/20/95 8-K")

 4.2           Articles III, IV and VII of Articles of            See Exhibit 3.1 above
             Incorporation

10.1**         Management Incentive Plan of Savings               Exhibit 10.1 to Registrant's 12/20/95
             Bank                                               12/20/95 8-K

10.2.1**       Employment Agreements, dated as of January         Exhibit 10.2.1 to Registrant's
             2, 1990, between Savings Bank and each of          12/20/95 8-K
             the following executive officers of Savings
             Bank:  Michael D. Meeuwsen; Rick B. Colberg;
             Marla J. Carr; Richard E. Aicher; and John
             E. Steinbrecker

10.2.2**       Employment Agreement, dated as of January 2,       Exhibit 10.2.2 to Registrant's
             1992, between Savings Bank and Dale J.             12/20/95 8-K
             Darmody



Exhibit                                                       Incorporated Herein                 Filed
Number                Description                               by Reference to                  Herewith
-------               -----------                             -------------------                --------
10.2.3**    Employment Agreement, dated as of              Exhibit 10.2.3 to Registrant's
            June 12, 1992, between Savings Bank and        12/20/95 8-K
            Ralph N. Marten

10.2.4**    Employment Agreements, dated as of April 28,   Exhibit 10.2.4 to Registrant's
            1994, between Savings Bank and each of the     12/20/95 8-K
            following executive officers of Savings
            Bank:  Charles R. Albers; Richard C. Smits;
            and Steven L. Wilmet

10.2.5**    Amendments No. 1 to Employment Agreements,     Exhibit (10)-2.5 to Registrant's 1995
            dated as of September 20, 1995, between        Registration Statement
            Savings Bank and each of the following
            executive officers of Savings Bank:  Michael
            D. Meeuwsen; Rick B. Colberg; Marla J. Carr;
            Richard E. Aicher; John E. Steinbrecker;
            Dale J. Darmody; Ralph N. Marten; Charles R.
            Albers; Richard C. Smits; and Steven L.
            Wilmet

10.3**      Non-Qualified Deferred Retirement Plan for     Exhibit 10.3 to Registrant's
            Directors of Savings Bank                      12/20/95 8-K

10.4.1**    1984 Stock Option Plan (assumed by             Exhibit 10.4.1 to Registrant's
            Registrant)                                    12/20/95 8-K

10.4.2**    1989 Executive Stock Option Plan (assumed by   Exhibit 10.4.2 to Registrant's
            Registrant)                                    12/20/95 8-K

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

10.5.2**    Amendment No. 1 to Executive Employee Salary   Exhibit (10)-5.2 to Registrant's 1995
            Continuation Agreement, dated as of            Registration Statement
            September 20, 1995, between Savings Bank and
            Ralph N. Marten

10.5.3**    Salary Continuation Agreement, dated as of     Exhibit 10.5.3 to Registrant's
            April 28, 1994, between Savings Bank and       12/20/95 8-K
            Richard C. Smits

 Exhibit                                                             Incorporated Herein              Filed
  Number                       Description                             by Reference to               Herewith
----------                     -----------                           -------------------             --------
  10.5.4**    Amendment No. 1 to Salary Continuation          Exhibit (10)-5.4 to Registrant's
              Agreement, dated as of September 20, 1995,      1995 Registration Statement
              between Savings Bank and Richard C. Smits

  10.6.1**    Supplemental Retirement Agreements, dated as    Exhibit 10.6.1 to Registrant's
              of January 1, 1994, between Savings Bank and    12/20/95 8-K
              each of the following executive officers of
              Savings Bank:  Richard E. Aicher; Marla J.
              Carr; Rick B. Colberg; Dale J. Darmody;
              Michael D. Meeuwsen; and John E. Steinbrecker

  10.6.2**    Supplemental Retirement Agreement, dated as     Exhibit (10)-6.2 to Registrant's
              of January 1, 1995, between Savings Bank and    1995 Registration Statement
              Richard C. Smits

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

  10.7        Agreements in connection with acquisition of    Exhibit 10.7 to Registrant's
              50% stock interest in Savings Financial         12/20/95 8-K
              Corporation

  11.1        Statement regarding computation of per share
              earnings                                                                                   X

  21.1        List of Subsidiaries of Registrant              Exhibit 21.1 to Registrant's
                                                              12/20/95 8-K
  23.1        Consent of Ernst & Young LLP, Registrant's
              independent auditors                                                                       X

  24.1        Power of Attorney, contained in the
              signature page of this Report                                                              X

  27.1        Financial Data Schedule, which is submitted                                                X
              electronically to the Securities and
              Exchange Commission for information only and
              not filed.

-------------------------
* Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the SEC, upon request, a copy of any unfiled instrument defining the rights of security holders.

** Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.