Form 10-K405/A
period 1997-12-31
FIRST NORTHERN CAPITAL CORP
filed 1998-03-25
CIK 1002213

SECURITIES AND EXCHANGE COMMISSION
                    Washington,  D.C.   20549

                          F O R M   1 0 - K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended     December 31, 1997
                                  ---------------------------
                   Commission file number: 0-27982
                                          -----------
                       FIRST NORTHERN CAPITAL CORP.
        -----------------------------------------------------
        (Exact name of registrant as specified in its charter)

        Wisconsin                               39-1830142
  ----------------------------             ------------------------
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)               Identification No.)

  201 North Monroe Ave., P.O. Box 23100, Green Bay, WI   54305-3100
  ----------------------------------------------------  -----------
   (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code:(920) 437-7101
                                                     --------------
     Securities registered pursuant to Section 12(b) of the Act:

                                 NONE

     Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $1.00 PAR VALUE
         -------------------------------------------------------
                           (Title of class)

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

                 DOCUMENTS INCORPORATED BY REFERENCE



                                     Part of Form 10-K Into Which
   Document                  Portions of Document are Incorporated
  --------------           ----------------------------------------
  Poxy Statement for
  Annual Meeting of
  Stockholders on April 22, 1998                  Part III





  The purpose of this amended filing is to include the amended
  Financial Data Schedule (_FDS_) for December 31, 1996, as a result of the adoption of FAS 128 by First Northern Capital Corp. during fiscal year 1997.




  DATE: March 25, 1998
        ---------------





  BY:  /s/Rick B. Colberg
      ---------------------
       Vice President, Chief Financial Officer
       and Treasurer
      (Principal Accounting Officer)