Form 10-Q
period 1998-03-31
FIRST NORTHERN CAPITAL CORP
filed 1998-05-08
CIK 1002213

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON,  D.C.   20549
 ----------------------------------------------------------
                      F O R M   1 0 - Q

     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                              OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                COMMISSION FILE NUMBER: 0-27982
 -----------------------------------------------------------
                  FIRST NORTHERN CAPITAL CORP.
    (Exact name of registrant as specified in its charter)

          WISCONSIN                         39-1830142
      ------------------             ------------------------
(State or other jurisdiction of       (I.R.S. Employer
  incorporation or organization)           Identification No.)


                    201 NORTH MONROE AVENUE
                         P.O. BOX 23100
                 GREEN BAY, WISCONSIN   54305-3100
-------------------------------------------------------------
     (Address, including Zip Code, and telephone number,
            including area code, of registrant's
                 principal executive offices)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                Yes    X                 No
                     -----                   -----
THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK,
$1.00 PAR VALUE PER SHARE, WAS 8,912,023, AT APRIL 27, 1998.

                            INDEX


                 PART I - FINANCIAL INFORMATION

                                                       PAGE NO.
ITEM 1.FINANCIAL STATEMENTS

        Unaudited Consolidated Statements of Financial
        Condition as of March 31, 1998
        and December 31, 1997. . . . . . . . . . . . . . .  3

        Unaudited Consolidated Statements of Operations
        for the Three Months Ended
        March 31, 1998 and March 31, 1997. . . . . . . . .  4

        Unaudited Consolidated Statements of Cash
        Flows for the Three Months Ended
        March 31, 1998 and March 31, 1997. . . . . . . . .  5

        Notes to Unaudited Consolidated
        Financial Statements . . . . . . . . . . . . .  6 - 8

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS
       OF OPERATIONS . . . . . . . . . . . . . . . . . 9 - 21

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK . . . . . . . . . . . . . . . . . . . . 22


                  PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . 22

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . 23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                 MARCH 31, 1998   DECEMBER 31, 1997
                                                ---------------- -------------------
                                                           (In Thousands)
ASSETS
Cash                                                  $  4,477      $    640
Interest-earning deposits                                  914           324
                                                      --------      --------
                     CASH AND CASH EQUIVALENTS           5,391           964

Securities available-for-sale, at fair value
  Investment securities                                  9,247         6,799
  Mortgage-related securities                              555           932
Securities held-to-maturity
  Investment securities
     (estimated fair value of
      $19,332,000 - 1998; $21,313,000 - 1997)           19,229        21,231
  Mortgage-related securities
     (estimated fair value of
      $9,812,000 - 1998; $10,689,000 - 1997)             9,768         10,675
Loans held for sale                                      7,134         2,119
Loans receivable                                       593,689       593,529
Accrued interest receivable                              3,568         3,646
Foreclosed properties and repossessed assets               211           153
Office properties and equipment                          7,939         8,004
Federal Home Loan Bank stock                             5,750         5,250
Prepaid expenses and other assets                       14,557        14,394
                                                      --------      --------
                                                      $677,038      $667,696
                                                      ========      ========
LIABILITIES

Deposits                                              $494,909      $481,788
Borrowings                                              98,277       103,277
Advance payments by borrowers for
  taxes and insurance                                    3,009         3,861
Other liabilities                                        5,688         4,953
                                                      --------      --------
                                  TOTAL LIABILITIES    601,883       593,879

STOCKHOLDERS' EQUITY

Cumulative preferred stock, $1 par value; 10,000,000
  shares authorized; none outstanding
Common stock, $1 par value; 30,000,000 shares authorized;
  shares issued: 9,134,735 - 1998; 9,136,104 - 1997
  shares outstanding: 8,917,023 - 1998;
   8,845,676 - 1997                                      9,135         9,136
Additional paid-in capital                               9,297         9,438
Unrealized gains on securities
  available-for-sale, net of taxes                         698           614
Treasury stock at cost (217,712 shares - 1998;
  290,428 shares - 1997)                                (1,746)       (2,316)
Retained earnings                                       57,771        56,945
                                                      --------      --------
                        TOTAL STOCKHOLDERS' EQUITY      75,155        73,817
                                                      --------      --------
                                                      $677,038      $667,696
                                                      ========      ========

See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED
                                                               MARCH 31
                                                           1998        1997
                                                         -------     --------
                                                           (In Thousands,
                                                      Except Per Share Amounts)
Interest income:
  Mortgage loans                                         $8,214       $7,598
  Consumer loans                                          3,245        2,889
  Investment securities                                     497          419
  Interest-earning deposits                                  16           10
  Mortgage-related securities                               175          178
                                                        -------      -------
                                TOTAL INTEREST INCOME    12,147       11,094
Interest expense:
  Deposits                                                5,537        5,061
  Borrowings                                              1,530        1,156
  Advance payments by borrowers
    for taxes and insurance                                  12           14
                                                        -------      -------
                               TOTAL INTEREST EXPENSE     7,079        6,231
                                                        -------      -------
                                  NET INTEREST INCOME     5,068        4,863
Provision for loan losses                                   105           75
                                                        -------      -------
                            NET INTEREST INCOME AFTER
                            PROVISION FOR LOAN LOSSES     4,963        4,788

Non-interest income:
  Fees on serviced loans                                     44           83
  Loan fees and service charges                              58           60
  Deposit account service charges                           299          289
  Insurance commissions                                     107          106
  Gains on sales of loans                                   196           50
  Other                                                     284          148
                                                        -------      -------
                            TOTAL NON-INTEREST INCOME       988          736

Non-interest expense:
  Compensation, payroll taxes and
    other employee benefits                               1,807        1,786
  Federal insurance premiums                                 76           60
  Occupancy                                                 233          238
  Data processing                                           364          338
  Furniture and equipment                                   110          125
  Telephone and postage                                     126          129
  Marketing                                                  98          100
  Other                                                     581          519
                                                        -------      -------
                            TOTAL NON-INTEREST EXPENSE    3,395        3,295
                                                        -------      -------
                            INCOME BEFORE INCOME TAXES    2,556        2,229
Income taxes                                                927          844
                                                        -------      -------
                                            NET INCOME  $ 1,629      $ 1,385
                                                        =======      =======
                            BASIC NET INCOME PER SHARE    $0.18        $0.16
                                                          =====        =====
                          DILUTED NET INCOME PER SHARE    $0.18        $0.15
                                                          =====        =====
                         CASH DIVIDENDS PAID PER SHARE    $0.09        $0.08
                                                          =====        =====

See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          1998         1997
                                                        ---------   ---------
                                                            (In Thousands)
OPERATING ACTIVITIES:
   Net income                                           $  1,629    $   1,385
   Adjustments to reconcile net income to
    cash provided (used) by operating activities:
    Provision for losses on loans and real estate            105           75
    Provision for depreciation and amortization              215          212
    Gains on sales of loans                                 (196)         (50)
    Loans originated for sale                            (17,580)      (3,044)
    Proceeds from loan sales                              12,760        3,772
    Decrease in interest receivable                           78            3
    Increase in interest payable                             179           37
    Other                                                    634         (206)
                                                        --------     --------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     (2,176)       2,184
                                                        --------     --------
INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities       4,953        1,800
   Purchases of investment securities                     (5,256)      (3,740)
   Principal repayments of mortgage-related securities     1,284          201
   Loan originations and purchases                       (43,694)     (29,339)
   Loan principal repayments                              43,345       31,199
   Purchases of office properties and equipment             (150)        (501)
   Purchase of Federal Home Loan Bank stock                 (500)        (500)
                                                        --------     --------
                NET CASH USED BY INVESTING ACTIVITIES        (18)        (880)

FINANCING ACTIVITIES:
   Net increase in deposits                               12,941        9,021
   Net decrease in short-term borrowings                 (12,050)      (3,397)
   Proceeds from long term borrowings                      8,050       13,575
   Repayments of long term borrowings                     (1,000)     (15,500)
   Cash dividends paid                                      (803)        (704)
   Purchase of treasury stock                                (68)        (170)
   Retirement of common stock                                (18)
   Proceeds from exercise of stock options                   421          447
   Net decrease in advance payments by borrowers
     for taxes and insurance                                (852)      (2,311)
                                                        --------     --------
            NET CASH PROVIDED BY FINANCING ACTIVITIES      6,621          961

                INCREASE IN CASH AND CASH EQUIVALENTS      4,427        2,265
Cash and cash equivalents at beginning of period             964        3,563
                                                        --------     --------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  5,391     $  5,828
                                                        ========     ========
Supplemental Information to the Statement of Cash Flows:

   Interest credited and paid on deposits                 $5,358       $5,036

   Interest paid on borrowings                             1,480        1,121

   Payments for federal and state income taxes               172          135

   Loans transferred to foreclosed properties
     and repossessed assets                                  116          112

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

(2) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of First Northern, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at March 31, 1998 and December 31, 1997, the results of their operations for the three months ended March 31, 1998 and 1997, and their cash flows for the three months ended March 31, 1998 and 1997. The accompanying Unaudited Consolidated
    Financial Statements and related notes should   be read in conjunction
    with First Northern's 1997 Annual Report on Form 10-K.

(3) Where applicable, the historical financial information has been adjusted for the August 18, 1997 two-for-one stock split in the form of a 100% stock dividend.

(4) Securities Available-for-Sale
    The amortized cost and estimated fair values of securities available-for-sale are as follows:

                                               Gross         Gross
                                 Amortized  Unrealized  Unrealized  Estimated
                                   Cost       Gains       Losses    Fair Value
                                 ---------  ----------  ----------  ----------
                                                  (In Thousands)
   At March 31, 1998:
     Asset Management Funds        $  512                   $(5)       $  507
     Federal Home Loan Mortgage
       Corporation stock               33      $1,106                   1,139
     U.S. government and
        agency securities           7,541          62        (2)        7,601
                                   ------      ------       ---        ------
                                    8,086       1,168        (7)        9,247
     Mortgage-related securities      556                    (1)          555
                                   ------      ------       ---        ------
                                   $8,642      $1,168       $(8)       $9,802
                                   ======      ======       ===        ======
    At December 31, 1997:
      Asset Management Funds       $  505                   $(5)       $  500
      Federal Home Loan Mortgage
        Corporation stock              33      $  974                   1,007
      U.S. government and
        agency securities           5,240          55        (3)        5,292
                                   ------      ------       ---        ------
                                    5,778       1,029        (8)        6,799
     Mortgage-related securities      932                                 932
                                   ------      ------       ---        ------
                                   $6,710      $1,029       $(8)       $7,731
                                   ======      ======       ===        ======


(5) Securities Held-to-Maturity
    The amortized cost and estimated fair values of investment securities held-to-maturity, which consist of U.S. government and agency securities, are as follows:

                                          Gross        Gross
                             Amortized  Unrealized   Unrealized    Estimated
                               Cost       Gains        Losses      Fair Value
                             ---------  ----------   ----------    ----------
                                               (In Thousands)
     At March 31, 1998        $19,229      $114         $(11)        $19,332
                              =======      ====         ====         =======
     At December 31, 1997     $21,231      $101         $(19)        $21,313
                              =======      ====         ====         =======

     At March 31, 1998, these investment securities have the following maturities:

                                                  Amortized         Estimated
                                                     Cost          Fair Value
                                                 -----------      ------------
                                                          (In Thousands)
      Due in one year or less                       $ 6,250          $ 6,253
      Due after one year through 5 years             12,979           13,079
                                                    -------          -------
                                                    $19,229          $19,332
                                                    =======          =======

  The amortized cost and estimated fair values of mortgage-related securities held-to-maturity are as follows:

                                             Gross          Gross
                              Amortized    Unrealized    Unrealized   Estimated
                                 Cost         Gains        Losses    Fair Value
                             -----------   -----------   ----------  ----------
                                                   (In Thousands)
   At March 31, 1998:
    Federal Home Loan
      Mortgage Corporation       $6,206       $   57          $(15)      $6,248
    Federal National
      Mortgage Association        3,562           19           (17)       3,564
                                 ------       ------          ----       ------
                                 $9,768          $76          $(32)      $9,812
                                 ======       ======          ====       ======
   At December 31, 1997:
    Federal Home Loan
      Mortgage Corporation      $ 7,028       $   59          $(36)     $ 7,051
    Federal National
      Mortgage Association        3,647           19           (28)       3,638
                                -------       ------          ----      -------
                                $10,675       $   78          $(64)     $10,689
                                =======       ======          ====      =======

(6) Loans Receivable
    Loans receivable consist of the following:

                                           March 31         December 31
                                             1998              1997
                                         -----------       -------------
                                                  (In Thousands)
   First mortgage loans:
     One to four family residential        $396,591            $393,563
     Five or more family residential         28,232              24,506
     Commercial real estate                   8,157               9,269
     Construction-residential                15,065              19,192
     Construction-commercial                    910               2,156
     Other                                    2,297               2,226
                                           --------            --------
                                            451,252             450,912
   Consumer loans:
     Consumer                                17,918              18,200
     Second mortgage                         67,893              68,596
     Automobile                              70,875              70,276
                                           --------            --------
                                            156,686             157,072
                                           --------            --------
                                            607,938             607,984

   Less:
     Undisbursed loan proceeds               10,020              10,290
     Allowance for losses                     3,268               3,177
     Unearned loan fees                         961                 988
                                           --------            --------
                                             14,249              14,455
                                           --------            --------
                                           $593,689            $593,529
                                           ========            ========


(7) The weighted average number of shares outstanding, including common stock equivalents, for the three months ended March 31, 1998 and 1997, were 9,168,788 and 9,017,844, respectively.

(8) Certain amounts in 1997 financial statements have been reclassified to conform to the 1998 presentations.

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


                      FINANCIAL CONDITION

BALANCE SHEET

CASH AND CASH EQUIVALENTS. Cash and cash equivalents were $4.4 million greater at March 31, 1998, as compared to December 31, 1997, primarily as the result of regular month end customer deposits made to demand deposit accounts on
March 31, 1998.   These funds are not available to be used until the following day. Any cash that is not immediately needed to fund loans or operations is invested in overnight interest-earning deposits or short-term borrowings are repaid.

SECURITIES AVAILABLE-FOR-SALE. Investment securities available-for-sale increased approximately $2.4 million as of March 31, 1998, as compared to December 31, 1997, primarily as the result of purchases of U.S. Government and Agency securities and increases in the market value of some investment securities.

Mortgage-related securities available-for-sale decreased $0.4 million at March 31, 1998, as compared to December 31, 1997, as a result of prepayments and repayments of the underlying mortgage loans.

SECURITIES HELD-TO-MATURITY. Investment securities held-to-maturity decreased $2.0 million primarily as a result of maturities or calls of U.S. Government and agency securities.

Mortgage-related securities held-to-maturity decreased $0.9 million as a result of prepayments and repayments of the underlying mortgage loans.

LOANS HELD FOR SALE. At March 31, 1998, First Northern had $7.1 million of fixed interest rate mortgage and education loans classified as held for sale. First Northern originates and sells most of its thirty (30) year fixed interest rate mortgage loans and all of its education loans. Fifteen (15) year fixed interest rate mortgage loan originations are retained in First Northern's loan portfolio and in the first quarter of 1997, First Northern began to retain its twenty (20) year fixed interest rate mortgage loan originations. The retention of the twenty year fixed interest rate mortgage was in response to First Northern's overall asset/liability position.

LOANS RECEIVABLE. Loans receivable increased $0.2 million at March 31, 1998, as compared to December 31, 1997, as a result of mortgage loan originations and purchases.

Loan originations and purchases are as follows:

                                   LOAN ORIGINATIONS AND PURCHASES

                                         THREE MONTHS ENDED
                                               MARCH 31
                                   -------------------------------
                                      1998                 1997
                                   ----------           ----------
                                           (In Thousands)
Mortgage loans originated
  and purchased:
   Construction                      $ 4,012            $ 2,278
   Loans on existing property         10,186              5,758
   Refinancing                        37,779              6,835
   Other loans                           296                606
                                     -------            -------
Total mortgage loans originated
   and purchased                      52,273             15,477

Consumer loans originated
  and purchased:
   Consumer                            1,815              1,887
   Second mortgage                     8,062              7,484
   Automobile                         11,293              8,418
   Education                             946                954
                                     -------            -------
Total consumer loans originated
    and purchased                     22,116             18,743
                                     -------            -------
Total loans originated
    and purchased                    $74,389            $34,220
                                     =======            =======

Mortgage loan originations and purchases for the first quarter of 1998 increased as compared to the same period in 1997 primarily as the result of increased refinances of existing First Northern loans and loans originated by others. These increased originations are the result of the overall low mortgage loan interest rates of fixed interest rate mortgage loans and the favorable economy in First Northern's market area in the first quarter of 1998.

First Northern sold $11.7 million of fixed interest rate mortgage loans in the first quarter of 1998 as compared to $2.9 million for the same period in 1997. First Northern retains all adjustable interest rate mortgage loan originations in its portfolio; whereas, most 30 year fixed interest rate mortgage loan originations are sold in the secondary market. In addition, $0.8 million of education loans were sold in the three months ended March 31, 1998 and 1997. First Northern's management contractually committed to sell its existing education loan portfolio and to sell its ongoing education loan originations.

Consumer loan originations and purchases were $22.1 million in the first quarter of 1998 primarily as a result of increased automobile loan originations in the Savings Bank's jointly owned subsidiary, SFC. SFC automobile loan originations increased as a result of new business relationships with additional automobile dealers throughout the state of Wisconsin.

PREPAID EXPENSES AND OTHER ASSETS. Prepaid expenses and other assets, which is primarily composed of bank owned life insurance ("BOLI") increased slightly at March 31, 1998, as compared to December 31, 1997. This increase was the result of increased cash surrender and account value of BOLI. First Northern's BOLI cash surrender/account value at March 31, 1998, was $12.1 million as compared to $11.7 million at December 31, 1997.

DEPOSITS. Deposits increased $13.1 million for the first three months of 1998 as a result of offering competitive interest rates, the acquisition of "jumbo" (certificates of deposit in excess of $100,000) deposits and increased demand deposits. At times, jumbo deposits are a cheaper source of funds than retail deposits or borrowing. First Northern's jumbo deposits increased $4.9 million in the first three months of 1998.

BORROWINGS. Federal Home Loan Bank ("FHLB") borrowings decreased $5.0 million in the first quarter of 1998, primarily as the result of increased loan sales and increased deposits. First Northern will borrow monies if the borrowing interest rate is a less costly form of funding for loans and investments than acquiring deposits. At March 31, 1998, $83.0 million are fixed interest rate borrowings and $15.3 million are overnight borrowings. First Northern anticipates that it will continue to utilize borrowings in 1998 if borrowings incrementally add to the overall profitability of the Company.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance ("escrow") decreased $0.9 million at March 31, 1998, as compared to December 31, 1997. The decrease in escrow dollars was the result of the payment of First Northern's customers tax payments from customer's real estate tax escrow accounts.

STOCKHOLDERS' EQUITY. First Northern paid a cash dividend of $0.09 per share on February 15, 1998, to stockholders of record on January 30, 1998. The increase of $0.01 per share represents a 12.5% increase over the first quarter of 1997 cash dividend of $0.08 per share.

On March 20, 1998, First Northern approved a third stock repurchase program to repurchase up to 446,101 shares (5% of total shares outstanding) through the open market. These repurchased shares will be used to satisfy exercises of stock options. At March 31, 1998, 5,000 shares had been purchased at an average price of $13.50 per share.

ASSET QUALITY

First Northern currently classifies any loan on which a payment is 90 days or more past due as non-performing. The following table summarizes non-performing loans and assets:

                                  NON-PERFORMING LOANS AND ASSETS
                                    At March 31   At December 31
                                       1998            1997
                                    -----------   --------------
                                      (Dollars in Thousands)
Non-accrual mortgage loans              $475           $333
Non-accrual consumer loans               120            107
                                        ----           ----
Total non-performing loans               595            440
Properties subject to foreclosure        116            135

Foreclosed properties and
   repossessed assets                     95             18
                                        ----           ----
Total non-performing assets             $806           $593
                                        ====           ====
Non-performing loans as a percent
   total loans                           .10%           .07%
                                         ===            ===
Non-performing assets as a percent
   of total assets                       .12%           .08%
                                         ===            ===

Total non-performing loans increased $155,000 as of March 31, 1998, as compared to December 31, 1997, primarily as a result of an increase in non-performing mortgage loans. Management believes non-performing loans and assets, expressed as a percentage of total loans and assets, are far below state and national averages. There are no accruing, material loans which, at March 31, 1998, management has reason to believe will become non-performing or result in potential losses.

In addition, management believes that the Savings Bank's allowances for loan losses are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review First Northern's allowances for losses on loans and real estate owned. Such agencies may require First Northern to recognize additions to the allowances based on the agencies' judgment of information available to them at the time of their examination.

All of First Northern's loans are domestic.

A summary of the allowance for losses is shown below.

                                                  LOAN LOSS ALLOWANCES
                                            At and for the      At and for the
                                          Three Months Ended     Year Ended
                                           March 31, 1998     December 31, 1997
                                          ------------------  -----------------
                                                  (Dollars in Thousands)
Mortgage Loans:
  Balance at the beginning of the period          $1,624              $1,453
  Provisions for the period                           50                 170
  Recoveries:
    Commercial real estate                                                 1
                                                  ------              ------
  Balance at the end of the period                 1,674               1,624

Consumer Loans:
  Balance at the beginning of the period           1,553               1,484
  Provisions for the period                           55                 150
  Charge-offs:
    Consumer                                          (4)                (44)
    Automobile                                       (16)                (57)
  Recoveries:
    Consumer                                           4                   8
    Automobile                                         2                  12
                                                  ------              ------
  Balance at the end of the period                 1,594               1,553
                                                  ------              ------
Total loan loss allowances at the
  end of the period                               $3,268              $3,177
                                                  ======              ======

Allowance as a percent of total loans                .54%                .53%
                                                     ===                 ===
Allowance as a percent of
  non-performing loans                            549.24%             722.05%
                                                  ======              ======
Allowance as a percent of total assets               .48%                .48%
                                                     ===                 ===
Allowance as a percent of
  non-performing assets                           405.46%             535.75%
                                                  ======              ======

                     RESULTS OF OPERATIONS

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are derived from average daily balances. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability. The yields and rates for the three months ended March 31, 1998 and 1997 have been annualized.

                                              Three Months Ended March 31
                                  ----------------------------------------------------
                                            1998                       1997
                                  ------------------------   -------------------------
                                           Interest                   Interest
                                  Average  Earned/  Yield/   Average   Earned/  Yield/
                                  Balance   Paid     Rate    Balance    Paid     Rate
                                  -------  -------- ------   -------   -------  ------
                                                 (Dollars In Thousands)
Interest-earning assets (1):
  Mortgage loans                 $442,440  $ 8,214   7.43%   $418,218  $ 7,598   7.27%
  Consumer loans                  159,304    3,245   8.15     139,746    2,889   8.27
  Investment securities (2)        31,800      497   6.25      26,939      419   6.22
  Interest-earning deposits         1,107       16   5.78         730       10   5.48
  Mortgage-related securities (2)  11,027      175   6.35      11,076      178   6.43
                                 --------  -------  -----    --------  -------  -----
  TOTAL                           645,678   12,147   7.53     596,709   11,094   7.44

Interest-bearing liabilities:
  Passbook accounts                60,370      331   2.19      57,587      306   2.13
  NOW and variable rate insured
    money market accounts         109,214      675   2.47     102,017      600   2.35
  Time deposits                   315,448    4,531   5.75     299,826    4,155   5.54
  Advance payments by borrowers
    for taxes and insurance         2,021       12   2.38       2,469       14   2.27
  Borrowings                      105,376    1,530   5.81      80,740    1,156   5.73
                                 --------  -------  -----    --------  -------  -----
  TOTAL                           592,429    7,079   4.78     542,639    6,231   4.59
                                 --------  -------  -----    --------  -------  -----
Net interest-earning assets
  balance and interest rate
  spread                         $ 53,249            2.75%   $ 54,070            2.85%
                                 ========            ====    ========            ====
Average interest-earning
  assets, net interest income
  and net yield on average
  interest-earning assets        $645,678   $5,068   3.14%   $596,709   $4,863   3.26%
                                 ========   ======   ====    ========   ======   ====
Average interest-earning
  assets to
  interest-bearing liabilities    109.0%                      110.0%
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

                                            Year Ended December 31
                                    -------------------------------------
                                                      1997
                                    -------------------------------------
                                                    Interest
                                      Average        Earned/      Yield/
                                      Balance         Paid         Rate
                                    ----------      ---------    --------
                                             (Dollars In Thousands)
Interest-earning assets (1):
  Mortgage loans                      $426,748       $31,443        7.37%
  Consumer loans                       148,614        12,529        8.43
  Investment securities (2)             29,154         1,844        6.33
  Interest-earning deposits                762            45        5.91
  Mortgage-related securities (2)       11,558           735        6.36
                                      --------       -------       -----
  TOTAL                                616,836        46,596        7.55


Interest-bearing liabilities:
  Passbook accounts                     60,057         1,322        2.20
  NOW and variable rate insured
    money market accounts              104,665         2,536        2.42
  Time deposits                        307,423        17,579        5.72
  Advance payments by borrowers
    for taxes and insurance              6,652           149        2.24
  Borrowings                            82,644         4,905        5.94
                                     ---------       -------       -----
  TOTAL                                561,441        26,491        4.72
                                     ---------       -------       -----
Net interest-earning assets balance
  and interest rate spread           $  55,395                      2.83%
                                     =========                      ====
Average interest-earning
  assets, net interest income
  and net yield on average
  interest-earning assets             $616,836       $20,105        3.26%
                                      ========       =======        ====
Average interest-earning assets
  to interest-bearing liabilities      109.9%
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

                                     Three Months Ended March 31
                                 -----------------------------------
                                              1998 vs 1997
                                 -----------------------------------
                                      Increase(decrease) due to:
                                 -----------------------------------
                                              (In Thousands)
                                                      Rate/
                                  Rate    Volume     Volume   Total
                                 ------  --------   -------- -------
Interest-earning assets:
  Mortgage loans                  $167     $ 439      $ 10    $ 616
  Consumer loans                   (42)      404        (6)     356
  Investment securities              2        76                 78
  Interest-earning deposits          1         5                  6
  Mortgage-related securities                 (2)       (1)      (3)
                                  ----      ----      ----   ------
  TOTAL                           $126      $923      $  4    1,053
                                  ====      ====      ====   ------

Interest-bearing liabilities:
  Passbook accounts               $  9   $    16                 25
  NOW and variable rate
    insured money market accounts   31        42      $  2       75
  Time deposits                    157       211         8      376
  Advance payments by borrowers
    for taxes and insurance          1        (3)                (2)
  Borrowings                        16       353         5      374
                                  ----     -----      ----   ------
  TOTAL                           $214     $ 619      $ 15      848
                                  ====      ====      ====   ------
Net change in net interest
  income                                                     $  205
                                                             ======


                                     Year Ended December 31
                               --------------------------------
                                          1997 vs 1996
                               --------------------------------
                                   Increase(decrease) due to:
                               --------------------------------
                                       (In Thousands)
                                                 Rate/
                                Rate   Volume   Volume   Total
                               ------ -------- -------- -------
Interest-earning assets:
 Mortgage loans                 $ 763  $1,801    $ 48   $ 2,612
 Consumer loans                   (88)  1,908     (16)    1,804
 Investment securities             15     245       2       262
 Interest-earning deposits          6     (25)     (2)      (21)
 Mortgage-related securities      (14)     79      (2)       63
                                -----  ------    ----   -------
 TOTAL                          $ 682  $4,008    $ 30     4,720
                                 ====  ======     ===   -------

Interest-bearing liabilities:
 Passbook accounts              $ (23) $   33    $ (1)        9
 NOW and variable rate
   insured money market accounts   92      54       2       148
 Time deposits                    175     852       9     1,036
 Advance payments by borrowers
   for taxes and insurance         (2)    (11)              (13)
 Borrowings                        77   1,976      55     2,108
                                -----  ------    ----   -------
 TOTAL                          $ 319  $2,904    $ 65     3,288
                                =====  ======    ====   -------
Net change in net interest
 income                                                 $ 1,432
                                                         ======

STATEMENTS OF OPERATIONS AND INCOME

GENERAL. Net income for the first quarter of 1998 as compared to the first three months of 1997 increased 17.6%. The increase was primarily the result of increased interest-earning assets outstanding and the increase in non-interest income.

INTEREST INCOME. Interest income on mortgage loans increased $616,000 in the first quarter of 1998, as compared to the same period in 1997 as a result of the increased dollar amount of mortgage loans outstanding and the increased average yield on the mortgage portfolio. The average mortgage loans outstanding for the three months ended March 31, 1998, increased 5.8% as compared to the average mortgage loans outstanding for the same period in 1997.

However, since the beginning of 1998, First Northern has been reducing the level of upward interest rate adjustments or in some cases, de-escalating interest rate adjustable mortgage loans in response to the current interest rates on fixed and adjustable mortgage loans. The current interest rate environment also has made fixed interest rate mortgage loans more popular. In the first quarter of 1998, $35.9 million of fixed interest rate mortgage loans were originated as compared to $24.5 million in the first quarter of 1997.

First Northern retains the 15 and 20 year fixed interest rate mortgage loans in its portfolio while selling its 30 year fixed interest rate mortgage loans.
The sale of 30 year fixed interest rate mortgage loans, along with the refinancing of existing mortgage loans, resulted in $0.3 million growth in the mortgage loan dollars outstanding in the first quarter of 1998.

Interest income on consumer loans increased $356,000 in the first quarter of 1998 as compared to the same period in 1997, as a result of increased consumer loans outstanding. The average consumer loans outstanding increased $19.6 million in the first quarter of 1998 as compared to the same period in 1997. This increase in average consumer loans outstanding is primarily the result of increased purchases of indirect automobile loans from SFC. The average yield on consumer loans decreased slightly in the first quarter of 1998 as compared to the same in 1997 as a result of overall market interest rates declining and the corresponding offering interest rates on consumer loan following the trend.

Average investment securities increased $4.9 million for the first three months of 1998 as compared to the first three months of 1997 which resulted in an increase in investment securities income of $78,000. First Northern purchases investment securities when it incrementally adds to the overall profitability of the Company and to aid in its asset and liability management.

INTEREST EXPENSE. Interest expense on deposits increased $476,000 in the first quarter of 1998 as compared to the same period in 1997 as a result of increased deposits outstanding and increased cost of deposits. First Northern has utilized non-traditional time deposit terms and "special" interest rates on those non-traditional time deposit terms to attract new deposits. In addition, the Savings Bank has acquired jumbo deposits to aid its deposit growth (See Financial Condition--Branch Sheets--Deposits).

Interest expense on borrowing increased $374,000 in the first quarter of 1998 as compared to the first quarter of 1997 as a result of increased average borrowings outstanding. First Northern anticipates it will continue to emphasize growth in interest-earning assets and will fund a portion of this growth with borrowings if it incrementally adds to the profitability to the Company. First Northern primarily borrows from the Federal Home Loan Bank of Chicago and ladders its maturities from overnight to 6 years.

PROVISION FOR LOAN LOSSES. First Northern increased its provision for loan losses in the first quarter of 1998 as a result of changes within the composition of the loan portfolio and anticipated growth in the loan portfolio. The loan loss allowance as of March 31, 1998, was $3,268,000 or .54% of total loans and 549.2% of non-performing loans.

Management believes that the current loan loss allowance is adequate; however, the adequacy of the loan loss allowance is reviewed as historical loan loss experience changes, the size and composition of the loan portfolio changes, changes occur in the general economy and as may otherwise be deemed necessary.

NON-INTEREST INCOME. Fees on serviced loans for the first quarter of 1998 decreased primarily as a result of the amortization of mortgage servicing assets in accordance with generally accepted accounting principles. As the principle of a mortgage loan which was sold, repays or prepays, the mortgage servicing asset is reduced and netted from fees on serviced loans, thereby reducing the income on the serviced loans.

Deposit account service charges increased $10,000 in the first quarter of 1998 primarily as a result of debit card fee income. Each time a Savings Bank debit card is used, a fee, which varies with each merchant, is paid to the Savings Bank by the debit card company. The Savings Bank promotes the use of its debit card by direct mail.

Gains on the sale of loans increased substantially in the first quarter of 1998 as compared to the first quarter of 1997 as a result of increased loan sales. First Northern sold $11.7 million of mortgage loans and $0.8 million of education loans in the three months ended March 31, 1998, as compared to $2.9 million of mortgage loans and $0.8 million of education loans for the same period in 1997.

Other non-interest income increased $136,000 in the three months ended
March 31, 1998, as compared to the same period in 1997, primarily as the result of BOLI. In December of 1997, First Northern purchased $7.4 million of life insurance to partially offset the cost of employee benefits. Interest on BOLI for the first quarter of 1998 was approximately $160,000 as compared to $43,000 for the first quarter in 1997.

NON-INTEREST EXPENSE. Compensation expense increased $21,000 in the first quarter of 1998 as a result of salary increases and related expenses.

Federal insurance premiums increased $16,000 as a result of increased deposits.

Data processing expense increased $26,000 in the first quarter of 1998 primarily as the result of the PC based teller system installed in 1997 and its related expenses.

Furniture and equipment expense decreased $15,000 in the first three months of 1998 primarily as a result of a reduction in furniture and equipment depreciation. A number of pieces of furniture were fully depreciated in the fourth quarter of 1997, thereby reducing the depreciation expense in the first quarter of 1998.

Other expenses increased for the three months ended March 31, 1998, as compared to the same period in 1997 primarily as a result of increased costs associated with the operations of SFC, professional fees and costs associated with the debit-card.

INCOME TAXES. The effective income tax rate for the first quarter of 1998 was 36.3% as compared to 37.9% in the first quarter of 1997. The decrease in effective income tax rate in the first quarter of 1998 was the result of the purchase of BOLI. Since the Company intends to hold the life insurance policies until the participants death, BOLI interest income is not taxable.

                      LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Federal regulations historically have required the Savings Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows, and is currently 5% of net withdrawable deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government and agency securities and other obligations generally having remaining maturities of less than five years. The Savings Bank has historically maintained its liquidity ratio at a level in excess of that required by the Office of Thrift Supervision ("OTS"). The Savings Bank's monthly average liquidity ratio at March 31, 1998, was 5.90%, as compared to 5.67% at December 31, 1997. The liquidity ratio increased slightly as compared to the liquidity ratio at December 31, 1997, as a result of the purchase of investment securities. The Savings Bank believes that its maintenance of excess liquidity, above the 5% federally required total liquidity ratio, is an appropriate strategy to aid in proper asset and liability management.

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


CAPITAL RESOURCES AND REGULATORY INFORMATION

First Northern's net worth to total assets ratio at March 31, 1998, for State of Wisconsin regulatory requirements was 10.28% or 4.28% over the Wisconsin minimum legal requirement of 6.00% of total assets established by the Division of Savings Institutions of the Department of Financial Institutions, which regulates First Northern. The OTS capital rules require savings associations to meet three separate capital standards: (i)Tangible capital equal to 1.5% of adjusted total assets; (ii) Core capital equal to 3% of adjusted total assets; and (iii) Risk-based capital equal to 8.0% of the value of risk weighted assets.

As of March 31, 1998, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Savings Bank must maintain minimum tangible, core and risk based ratios as set forth in the table. As a state-chartered savings institution, the Savings Bank is also subject to a minimum capital requirement of the State of Wisconsin. Management believes, as of March 31, 1998, that the Savings Bank exceeds all capital adequacy requirements to which it is subject. There are no conditions or events since that notification that management believes have changed the Savings Bank's categorization as well capitalized.

The Savings Bank's required and actual capital amounts and ratios are presented in the following table.

                                                                      To Be Well
                                              Maximum Required     Capitalized Under
                                                 For Capital       Prompt Corrective
                               Actual         Adequacy Purposes    Action Provisions
                            --------------   ------------------    -----------------
                            Amount   Ratio     Amount    Ratio      Amount   Ratio
                            --------------   ------------------    -----------------
                                               (Dollars in Thousands)
As of March 31, 1998:
 Tangible Capital           $65,680   9.7%    $10,127     1.5%       N/A      N/A
   (to Tangible Assets)
 Core Capital                65,680   9.7%     20,311     3.0%      33,755    5.0%
   (to Tangible Assets)
 Risk-Based Capital          68,948  16.0%     34,539     8.0%      43,174   10.0%
   (to Risk-Weighted Assets)
 State of Wisconsin Capital  68,948  10.2%     40,622     6.0%      40,622    6.0%
   (to Total Assets)

As of December 31, 1997:
 Tangible Capital           $68,073  10.2%    $ 9,988     1.5%       N/A      N/A
   (to Tangible Assets)
 Core Capital                68,073  10.2%     19,976     3.0%      33,293    5.0%
   (to Tangible Assets)
 Risk-Based Capital          71,250  16.7%     34,232     8.0%      42,790   10.0%
   (to Risk-Weighted Assets)
 State of Wisconsin Capital  72,318  10.8%     40,062     6.0%      40,062    6.0%
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



                         FIRST NORTHERN CAPITAL CORP.
           ---------------------------------------------------------
                                (Registrant)





Date:    May 8, 1998                    /S/ RICK B. COLBERG
       -----------------           ------------------------------------
                                   Rick B. Colberg
                                   Vice President and Chief Financial Officer
                                   (Mr. Colberg is also duly authorized to sign
                                      on behalf of registrant)

                           FIRST NORTHERN CAPITAL CORP.
                                (THE "REGISTRANT")

                            COMMISSION FILE NO. 0-27982

                                    * * * * *
                                  EXHIBIT INDEX

                                        TO

                      FIRST QUARTER 1998 REPORT ON FORM 10-Q

Exhibit                                         Incorporated Herein    Filed or Submitted
Number               Description                 By Reference To            Herewith
---------  ----------------------------------    ------------------    -------------------
11.1       Statement regarding computation
           of per share earnings                                              X

27.1       Financial Data Schedule, which is
           submitted electronically to the
           Securities and Exchange
           Commission for information
           only and not filed.                                                X


                                                                   EXHIBIT 11.1


                     FIRST NORTHERN CAPITAL CORP.
              COMPUTATION OF NET INCOME PER COMMON SHARE

                                               Three Months
                                              Ended March 31
                                           ---------------------
                                              1998       1997
                                            ---------  ---------

BASIC:
Weighted average common shares
  outstanding during each period            8,906,380  8,818,462
                                            =========  =========

DILUTED:
Weighted average common shares
  outstanding during each period            8,906,380  8,818,462
Incremental shares relating to:
  Dilutive stock options outstanding
    at end of each period (1)                 262,408    199,382
                                            ---------  ---------
                                            9,168,788  9,017,844
                                            =========  =========
NET INCOME FOR EACH PERIOD                 $1,629,412 $1,385,067
                                           ========== ==========

PER COMMON SHARE AMOUNTS:
  Basic net income                              $0.18      $0.16
                                                =====      =====
  Diluted net income                            $0.18      $0.15
                                                =====      =====

-------------------------

Notes:
  (1)    Based on treasury stock method using average market price.