Form 10-Q/A
period 1998-03-03
FIRST NORTHERN CAPITAL CORP
filed 1998-05-12
CIK 1002213

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON,  D.C.   20549
 ----------------------------------------------------------
                      F O R M   1 0 - Q/A

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

                                        TO

                      FIRST QUARTER 1998 REPORT ON FORM 10-Q

Exhibit                                         Incorporated Herein    Filed or Submitted
Number               Description                 By Reference To            Herewith
---------  ----------------------------------    ------------------    -------------------
11.1       Statement regarding computation
           of per share earnings                                              X

27.1       Financial Data Schedule, which is
           submitted electronically to the
           Securities and Exchange
           Commission for information
           only and not filed.                                                X

27.2       Restated Financial Data Schedule for
           quarter ending March 31, 1997, due to
           the adoption of FAS 128 in fiscal year
           1997, which is submitted electronically
           to the Securities and Exchange
           Commission for information only
           and not filed.                                                     X



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