Form 10-Q
period 1998-06-30
FIRST NORTHERN CAPITAL CORP
filed 1998-08-13
CIK 1002213

SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON,  D.C.  20549
  -------------------------------------------------------
                     F O R M   1 0 - Q

     /x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                              OR

     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            COMMISSION FILE NUMBER: 0-27982

              FIRST NORTHERN CAPITAL CORP.
 (Exact name of registrant as specified in its charter)

   WISCONSIN                              39-1830142
------------------                ---------------------------
(State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)         Identification No.)


                    201 North Monroe Avenue

                        P.O. Box 23100
               Green Bay, Wisconsin   54305-3100
                          (920) 437-7101
       ----------------------------------------------
    (Address, including Zip Code, and telephone number,
       including area code, of registrant's principal executive offices)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED
ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12
MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS
REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

              YES    X                 NO
                   -----
THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON
STOCK, $1.00 PAR VALUE PER SHARE, WAS 8,833,691, AT JULY 31,
1998.

                         INDEX

               PART I - FINANCIAL INFORMATION

                                                      Page No.
Item 1. Financial Statements

        Unaudited Consolidated Statements of Financial
        Condition as of June 30, 1998
        and December 31, 1997. . . . . . . . . . . . . . .  3

        Unaudited Consolidated Statements of Income
        for the Three Months Ended
        June 30, 1998 and June 30, 1997. . . . . . . . . . .4

        Unaudited Consolidated Statements of Income
        for the Six Months Ended
        June 30, 1998 and June 30, 1997. . . . . . . . . .  5

        Unaudited Consolidated Statement of
        Changes in Stockholders' Equity
        for the Six Months Ended
        June 30, 1998 and June 30, 1997. . . . . . . . . . .6

        Unaudited Consolidated Statements of Cash
        Flows for the Six months Ended
        June 30, 1998 and June 30, 1997. . . . . . . . . .  7

        Notes to Unaudited Consolidated
        Financial Statements . . . . . . . . . . . . . 8 - 10

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations. . . . . . . . . . . . . . . .  11 - 25

Item 3.Quantitative and Qualitative
         Disclosures About Market Risk . . . . . . . . . . 26


                  PART II - OTHER INFORMATION

Item 4.Submission of Matters to a Vote of
         Security Holders. . . . . . . . . . . . . . . . . 26

Item 5.Other Items . . . . . . . . . . . . . . . . . . . . 26

Item 6.Exhibits and Reports on Form 8-K  . . . . . . . . . 27

Signatures . . . . . . . . . . . . . . . . . . . . . . . . 28

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                June 30, 1998  December 31, 1997
                                -------------  -----------------
                                       (In Thousands)
ASSETS
Cash                               $    6,532    $      640
Interest-earning deposits                 953           324
                                  -----------   -----------
    CASH AND CASH EQUIVALENTS           7,485           964

Securities available-for-sale,
 at fair value
  Investment securities                 8,738         6,799
  Mortgage-related securities              18           932
Securities held-to-maturity
  Investment securities
    (estimated fair value of
      $21,756,000 - 1998;
      $21,313,000 - 1997)              21,664        21,231
  Mortgage-related securities
     (estimated fair value of
       $9,515,000 - 1998;
       $10,689,000 - 1997)              9,493        10,675
Loans held for sale                     2,001         2,119
Loans receivable                      609,396       593,529
Accrued interest receivable             3,604         3,646
Foreclosed properties and
  repossessed assets                      170           153
Office properties and equipment         7,794         8,004
Federal Home Loan Bank stock            5,000         5,250
Prepaid expenses and other assets      15,009        14,394
                                     --------      --------
                                     $690,372      $667,696
                                     ========      ========

Liabilities

Deposits                             $507,823      $481,788
Borrowings                             96,106       103,277
Advance payments by borrowers
  for taxes and insurance               6,614         3,861
Other liabilities                       4,621         4,953
                                     --------      --------
              TOTAL LIABILITIES       615,164       593,879

Stockholders' Equity

Cumulative preferred stock,
  $1 par value; 10,000,000
  shares authorized; none outstanding
Common stock, $1 par value;
  30,000,000 shares authorized;
  shares issued: 9,134,735 - 1998;
  9,136,104 - 1997 shares outstanding:
  8,859,173 - 1998; 8,845,676 - 1997    9,135         9,136
Additional paid-in capital              9,214         9,438
Unrealized gains on securities
  available-for-sale, net of taxes        688           614
Treasury stock at cost
  (275,562 shares - 1998;
   290,428 shares - 1997)              (2,527)       (2,316)
Retained earnings                      58,698        56,945
                                     --------      --------
    TOTAL STOCKHOLDERS' EQUITY         75,208        73,817
                                     --------      --------
                                     $690,372      $667,696
                                     ========      ========

  See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                      Three Months Ended
                                           June 30
                                      1998           1997
                                    -------        -------
                                        (In Thousands,
                                   Except Per Share Amounts)
Interest income:
  Mortgage loans                    $ 8,260       $ 7,751
  Consumer loans                      3,307         3,022
  Investment securities                 504           458
  Interest-earning deposits              26            12
  Mortgage-related securities           152           172
                                    -------       -------
           TOTAL INTEREST INCOME     12,249        11,415
Interest expense:
  Deposits                            5,743         5,273
  Borrowings                          1,364         1,143
  Advance payments by borrowers
    for taxes and insurance              29            28
                                    -------       -------
          TOTAL INTEREST EXPENSE      7,136         6,444
                                    -------       -------

             NET INTEREST INCOME      5,113         4,971
Provision for loan losses               105            65
                                    -------       -------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES      5,008         4,906

Non-interest income:
  Fees on serviced loans                 56            83
  Loan fees and service charges          78            77
  Deposit account service charges       316           305
  Insurance commissions                  62            63
  Gains on sales of loans               258            72
  Other                                 322           182
                                    -------       -------
       TOTAL NON-INTEREST INCOME      1,092           782

Non-interest expense:
  Compensation, payroll taxes and
    other employee benefits           1,864         1,779
  Federal insurance premiums             75            75
  Occupancy                             215           222
  Data processing                       371           363
  Furniture and equipment               118           123
  Telephone and postage                 110           118
  Marketing                             139            79
  Other                                 599           575
                                    -------       -------
       TOTAL NON-INTEREST EXPENSE     3,491         3,334
                                    -------       -------
       INCOME BEFORE INCOME TAXES     2,609         2,354
Income taxes                            879           895
                                    -------       -------
                       NET INCOME   $ 1,730       $ 1,459
                                    =======       =======
       BASIC NET INCOME PER SHARE     $0.19         $0.16
                                      =====         =====
     DILUTED NET INCOME PER SHARE     $0.19         $0.16
                                      =====         =====
    CASH DIVIDENDS PAID PER SHARE     $0.09         $0.08
                                      =====         =====

      See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                       Six Months Ended
                                           June 30
                                       1998        1997
                                     --------    --------
                                         (In Thousands,
                                    Except Per Share Amounts)
Interest income:
  Mortgage loans                      $16,474     $15,349
  Consumer loans                        6,552       5,911
  Investment securities                 1,001         877
  Interest-earning deposits                42          22
  Mortgage-related securities             327         350
                                      -------     -------
         TOTAL INTEREST INCOME         24,396      22,509

Interest expense:
  Deposits                             11,280      10,334
  Borrowings                            2,894       2,299
  Advance payments by borrowers for
  taxes and insurance                      41          42
                                      -------     -------
        TOTAL INTEREST EXPENSE         14,215      12,675
                                      -------     -------

           NET INTEREST INCOME         10,181       9,834
Provision for loan losses                 210         140
     NET INTEREST INCOME AFTER        -------     -------
     PROVISION FOR LOAN LOSSES          9,971       9,694

Non-interest income:
  Fees on serviced loans                  100         166
  Loan fees and service charges           136         137
  Deposit account service charges         615         594
  Insurance commissions                   169         169
  Gains on sales of loans                 454         122
  Other                                   606         330
                                      -------     -------
       TOTAL NON-INTEREST INCOME        2,080       1,518

Non-interest expense:
  Compensation, payroll taxes and
  other employee benefits               3,671       3,565
  Federal insurance premiums              151         135
  Occupancy                               448         460
  Data processing                         735         701
  Furniture and equipment                 228         248
  Telephone and postage                   236         247
  Marketing                               237         179
  Other                                 1,180       1,094
                                      -------     -------
       TOTAL NON-INTEREST EXPENSE       6,886       6,629
                                      -------     -------
       INCOME BEFORE INCOME TAXES       5,165       4,583
Income taxes                            1,806       1,739
                                      -------     -------
                       NET INCOME     $ 3,359     $ 2,844
                                      =======     =======
       BASIC NET INCOME PER SHARE       $0.38       $0.32
                                        =====       =====
     DILUTED NET INCOME PER SHARE       $0.37       $0.31
                                        =====       =====
    CASH DIVIDENDS PAID PER SHARE       $0.18       $0.16
                                        =====       =====

   See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Unrealized Gain
                                                           on Securities
                                                Additional   Available-
                                        Common   Paid-In      for-Sale,   Treasury  Retained
                                         Stock   Capital    Net of Taxes    Stock   Earnings   Total
                                        ------- ---------- -------------- --------- --------  -------
                                                                (In Thousands)

For the Six Months Ended June 30, 1998
--------------------------------------
Balance at December 31, 1997             $9,136   $9,438         $614      $(2,316)  $56,945  $73,817
 Comprehensive income:
   Net income                                                                          3,359    3,359
   Other Comprehensive Income:
     Change in net unrealized gain
     on securities available-for-
     sale, net of income taxes                                     74                              74
                                         ------   ------         ----      -------   -------  -------
Total comprehensive income                                         74                  3,359    3,433

 Cash dividends ($.18 per share)                                                      (1,606)  (1,606)
 Retirement of common stock                  (1)     (17)                                         (18)
 Purchase of treasury stock                                                 (1,028)            (1,028)
 Exercise of stock options                          (207)                      817                610
                                         ------   ------         ----      -------   -------  -------
Balance at June 30, 1998                 $9,135   $9,214         $688      $(2,527)  $58,698  $75,208
                                         ======   ======         ====      =======   =======  =======

For the Six Months Ended June 30, 1997
--------------------------------------
Balance at December 31, 1996             $9,136   $9,841         $385      $(2,873)  $53,735  $70,224
  Comprehensive income:
     Net income                                                                        2,844    2,844
     Other Comprehensive Income:
      Change in net unrealized gain
      on securities available-for-
      sale, net of income taxes                                   110                             110
                                         ------   ------         ----      -------   -------  -------
  Total comprehensive income                                      110                  2,844    2,954

  Cash dividends ($.16 per share)                                                     (1,411)  (1,411)
  Retirement of common stock                                                  (441)              (441)
  Exercise of stock options                         (340)                      903                563
                                         ------   ------         ----      -------   -------  -------
Balance at June 30, 1997                 $9,136   $9,501         $495      $(2,411)  $55,168  $71,889
                                         ======   ======         ====      =======   =======  =======


FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                                 June 30
                                                           1998         1997
                                                          ------       ------
                                                              (In Thousands)
OPERATING ACTIVITIES:
  Net income                                             $  3,359   $  2,844
  Adjustments to reconcile net income to cash provided
   by operating activities:
   Provision for losses on loans and real estate              210        140
   Provision for depreciation and amortization                428        436
   Gains on sales of loans                                   (454)      (122)
   Loans originated for sale                              (29,362)    (5,670)
   Proceeds from loan sales                                29,934      7,755
   (Increase) decrease in interest receivable                  42       (179)
   Increase in interest payable                               279        114
   Other                                                     (836)      (493)
                                                         --------   --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES         3,600      4,825
                                                         --------   --------
INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities         6,784      2,800
  Purchases of investment securities                       (9,029)    (7,220)
  Principal repayments of mortgage-related securities       2,097        553
  Purchases of mortgage-related securities                              (989)
  Loan originations and purchases                        (107,533)   (84,614)
  Loan principal repayments                                91,384     69,947
  Purchases of office properties and equipment               (218)      (661)
  (Purchase) sale of Federal Home Loan Bank stock             250       (500)
                                                         --------   --------
              NET CASH USED BY INVESTING ACTIVITIES       (16,265)   (20,684)

FINANCING ACTIVITIES:
  Net increase in deposits                                 25,755     19,452
  Net decrease in short-term borrowings                   (15,971)    (9,728)
  Proceeds from long term borrowings                       19,800     33,275
  Repayments of long term borrowings                      (11,000)   (22,500)
  Maturity of security sold under agreement to repurchase             (1,000)
  Cash dividends paid                                      (1,606)    (1,411)
  Purchase of treasury stock                               (1,028)      (441)
  Retirement of common stock                                  (18)
  Proceeds from exercise of stock options                     501        465
  Net increase in advance payments by
   borrowers for taxes and insurance                        2,753      1,016
                                                         --------   --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES        19,186     19,128

  INCREASE IN CASH AND CASH EQUIVALENTS                     6,521      3,269
Cash and cash equivalents at beginning of period              964      3,563
                                                         --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  7,485   $  6,832
                                                         ========   ========

Supplemental Information to the Statement of Cash Flows:

  Interest credited and paid on deposits                  $11,039    $10,259

  Interest paid on borrowings                               2,888      2,266

  Payments for federal and state income taxes               2,147      1,111

  Loans transferred to foreclosed properties
     and repossessed assets                                   225        175

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

(2) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of First Northern, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statement of Changes in Stockholders' Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at June 30, 1998 and December 31, 1997, the results of their income for the three and six months ended June 30, 1998 and 1997, the changes in stockholders' equity for the six months ended June 30, 1998 and 1997, and their cash flows for the six months ended June 30, 1998 and 1997. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with First Northern's 1997 Annual Report on Form 10-K.

(3) Where applicable, the historical financial information has been adjusted for the August 18, 1997 two-for-one stock split in the form of a 100% stock dividend.

(4) Securities Available-for-Sale
    The amortized cost and estimated fair values of securities available-for-sale are as follows:

                                           Gross       Gross
                              Amortized  Unrealized  Unrealized   Estimated
                                 Cost       Gains      Losses     Fair Value
                              ---------  ----------  ----------- ------------
                                               (In Thousands)
  At June 30, 1998:
    Asset Management Funds       $  520                    $(3)      $  517
    Federal Home Loan Mortgage
      Corporation stock              33     $1,097                    1,130
    U.S. government and
      agency securities           7,043         51          (3)       7,091
                                 ------     ------         ---       ------
                                  7,596      1,148          (6)       8,738
    Mortgage-related securities      18                                  18
                                 ------     ------         ---       ------
                                 $7,614     $1,148         $(6)      $8,756
                                 ======     ======         ===       ======
  At December 31, 1997:
    Asset Management Funds       $  505                    $(5)      $  500
    Federal Home Loan Mortgage
      Corporation stock              33     $  974                    1,007
    U.S. government and
      agency securities           5,240         55          (3)       5,292
                                 ------     ------         ---       ------
                                  5,778      1,029          (8)       6,799
    Mortgage-related securities     932                                 932
                                 ------     ------         ---       ------
                                 $6,710     $1,029         $(8)      $7,731
                                 ======     ======         ===       ======

(5) Securities Held-to-Maturity
    The amortized cost and estimated fair values of investment securities held-to-maturity, which consist of U.S. government and agency securities, are as follows:

                                            Gross       Gross
                               Amortized  Unrealized  Unrealized   Estimated
                                  Cost      Gains       Losses    Fair Value
                               ---------  ----------  ---------- ------------
                                               (In Thousands)

   At June 30, 1998             $21,664      $105        $(13)      $21,756
                                =======      ====        ====       =======
   At December 31, 1997         $21,231      $101        $(19)      $21,313
                                =======      ====         ===       =======

 At June 30, 1998, these investment securities have the following maturities:

                                                   Amortized      Estimated
                                                    Cost         Fair Value
                                                    ========       ========
                                                         (In Thousands)

      Due in one year or less                        $ 6,754        $ 6,764
      Due after one year through 5 years              12,910         12,989
      Due after 5 years through 10 years               2,000          2,003
                                                     -------        -------
                                                     $21,664        $21,756
                                                     =======        =======

The amortized cost and estimated fair values of mortgage-related securities held-to-maturity are as follows:

                                            Gross       Gross
                               Amortized  Unrealized  Unrealized   Estimated
                                  Cost       Gains      Losses     Fair Value
                               ---------  ----------  ----------   ----------
                                              (In Thousands)
   At June 30, 1998:
     Federal Home Loan
       Mortgage Corporation      $6,015        $45        $(19)       $6,041
     Federal National
        Mortgage Association      3,478         15         (19)        3,474
                                 ------        ---        ----        ------
                                 $9,493        $60        $(38)       $9,515
                                 ======        ===        ====        ======
   At December 31, 1997:
     Federal Home Loan
        Mortgage Corporation     $7,028        $59        $(36)       $7,051
     Federal National
        Mortgage Association      3,647         19         (28)        3,638
                                 ------        ---        ----        ------

                                $10,675        $78        $(64)      $10,689
                                =======        ===        ====       =======

(6)  Loans Receivable
     Loans receivable consist of the following:

                                                  June 30     December 31
                                                   1998          1997
                                                ----------    -----------
                                                     (In Thousands)
         First mortgage loans:
           One to four family residential        $410,377       $393,563
           Five or more family residential         28,811         24,506
           Commercial real estate                   5,644          9,269
           Construction-residential                17,987         19,192
           Construction-commercial                  3,371          2,156
           Other                                    2,432          2,226
                                                 --------       --------
                                                  468,622        450,912
         Consumer loans:
           Consumer                                19,281         18,200
           Second mortgage                         69,696         68,596
           Automobile                              71,698         70,276
                                                 --------       --------
                                                  160,675        157,072
                                                 --------       --------
                                                  629,297        607,984

         Less:
           Undisbursed loan proceeds               15,630         10,290
           Allowance for losses                     3,347          3,177
           Unearned loan fees                         924            988
                                                 --------       --------
                                                   19,901         14,455
                                                 --------       --------
                                                 $609,396       $593,529
                                                 ========       ========

(7) The weighted average number of shares outstanding, including common stock equivalents, for the three months ended June 30, 1998 and 1997, were 8,893,787 and 8,838,657, respectively and for the six months ended June 30, 1998 and 1997 were 8,900,048 and 8,828,615, respectively.

(8) Certain amounts in 1997 financial statements have been reclassified to conform to the
     1998 presentations.



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


                      FINANCIAL CONDITION

BALANCE SHEET

CASH AND CASH EQUIVALENTS. Cash and cash equivalents were $6.5 million greater at June 30, 1998, as compared to December 31, 1997, primarily as the result of month end customer deposits made to demand deposit accounts on June 30,
1998.   These funds are not available to be used until the
following day and therefore, it's recorded as cash for a day. Any cash that is not immediately needed to fund loans or operations is invested in overnight interest-earning deposits or short-term borrowings are repaid.

SECURITIES AVAILABLE-FOR-SALE. Investment securities available-for-sale increased approximately $1.9 million as of June 30, 1998, as compared to December 31, 1997, primarily as the result of purchases of U.S. Agency securities and increases in the market value of some investment securities.

Mortgage-related securities available-for-sale decreased $0.9 million at June 30, 1998, as compared to December 31, 1997, as a result of prepayments and repayments of the underlying mortgage loans.

SECURITIES HELD-TO-MATURITY. Investment securities held-to-maturity increased $0.4 million primarily as a result of purchases of U.S. Government and agency securities.

Mortgage-related securities held-to-maturity decreased $1.2 million as a result of prepayments and repayments of the underlying mortgage loans.

LOANS HELD FOR SALE. At June 30, 1998, First Northern had $2.0 million of fixed interest rate mortgage and education loans classified as held for sale. First Northern originates and sells most of its thirty (30) year fixed interest rate mortgage loans and all of its education loans. Fifteen (15) year fixed interest rate mortgage loan originations are retained in First Northern's loan portfolio and in the first quarter of 1997, First Northern began to retain its twenty
(20) year fixed interest rate mortgage loan originations.
The retention of the twenty year fixed interest rate mortgage loans enhances interest-income while fitting into First Northern's overall asset/liability management.

LOANS RECEIVABLE. Loans receivable increased $15.9 million at June 30, 1998, as compared to December 31, 1997, as a result of mortgage loan originations and purchases. Loan originations and purchases are as follows:

                        LOAN ORIGINATIONS AND PURCHASES

                                  Three Months Ended         Six Months Ended
                                        June 30                   June 30
                                   1998         1997         1998       1997
                                  ------       ------       ------     ------
                                     (In Thousands)            (In Thousands)

Mortgage loans originated
 and purchased:
 Construction                     $13,788    $  7,636      $ 17,800   $ 9,914
 Loans on existing property        20,609      18,893        30,795    24,651
 Refinancing                       25,415       9,389        63,194    16,224
 Other loans                          327         371           623       977
                                  -------    --------      --------   -------
Total mortgage loans
 originated and purchased          60,139      36,289       112,412    51,766

Consumer loans originated
 and purchased:
 Consumer                           4,134       3,205         5,949     5,092
 Second mortgage                   12,153      11,310        20,215    18,794
 Automobile                        12,696      13,776        23,989    22,194
 Education                             88          98         1,034     1,052
                                  -------    --------      --------   -------
Total consumer loans originated
  and purchased                    29,071      28,389        51,187    47,132
                                  -------    --------      --------   -------
Total loans originated and
  purchased                       $89,210     $64,678      $163,599   $98,898
                                  =======     =======      ========   =======


Mortgage loan originations and purchases increased for the second quarter of 1998 and the six months ended June 30, 1998, as compared to the same periods in 1997 primarily as the result of increased refinances of existing First Northern loans; purchases of mortgage loans originated by others; and increased construction lending. These increased originations are the result of the overall low mortgage loan interest rates of fixed interest rate mortgage loans and the favorable economy in First Northern's market area.

Consumer loan originations and purchases increased in the second quarter of 1998 and for the six months ended June 30, 1998, as compared to the same periods in 1997 primarily as a result of increased automobile loan originations in the Savings Bank's jointly owned subsidiary, SFC and second mortgage loan originations. SFC automobile loan originations increased as a result of new business relationships with additional automobile dealers throughout the state of Wisconsin. Second mortgage loan originations increased as a result of direct marketing of existing First Northern customers and the continued redesign of the second mortgage loan product.


                                LOAN SALES

                             Three Months Ended      Six Months Ended
                                   June 30                June 30
                              1998        1997        1998       1997
                             ------      ------      ------     ------
                               (In Thousands)         (In Thousands)

 Mortgage Loans             $15,496      $2,930     $27,241     $5,301
 Education Loans              1,420       1,540       2,240      2,332
                            -------      ------     -------     ------
   Total Loans Sold         $16,916      $4,470     $29,481     $7,633
                            =======      ======     =======     ======


First Northern retains all adjustable interest rate mortgage loan originations in its portfolio; whereas, most 30 year fixed interest rate mortgage loan originations are sold in the secondary market. First Northern's management contractually committed to sell its existing education loan portfolio and to sell its ongoing education loan originations.

PREPAID EXPENSES AND OTHER ASSETS. "Prepaid expenses and other assets," which is primarily composed of bank owned life insurance ("BOLI") increased $0.6 million at June 30, 1998, as compared to December 31, 1997. This increase was the result of increased cash surrender value of the BOLI. First Northern's BOLI cash surrender value at June 30, 1998, was $12.3 million as compared to $11.7 million at December 31, 1997.

DEPOSITS. Deposits increased $26.0 million for the first six months of 1998 as a result of offering competitive interest rates, the acquisition of "jumbo" (certificates of deposit in excess of $100,000) deposits and increased demand deposits. Jumbo deposits consist of wholesale, retail and municipal deposits and at times, jumbo deposits are a cheaper source of funds than retail deposits or borrowing. First Northern's jumbo deposits increased $9.6 million in the first six months of 1998.

BORROWINGS. Federal Home Loan Bank ("FHLB") borrowings decreased $7.2 million in the six months of 1998, primarily as the result of increased loan sales and increased deposits. First Northern will borrow monies if the borrowing interest rate is a less costly form of funding for loans and investments than acquiring deposits. At June 30, 1998, $84.8 million are fixed interest rate borrowings and $11.3 million are overnight borrowings. First Northern anticipates that it will continue to utilize borrowings in 1998 if borrowings incrementally add to the overall profitability of the Company.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE.
Advance payments by borrowers for taxes and insurance
("escrow") increased $2.8 million at June 30, 1998, as compared to December 31, 1997. The increase in escrow dollars was the result of payments received for customer's escrow accounts and increased number of escrow accounts.

STOCKHOLDERS' EQUITY. First Northern paid a cash dividend of $0.09 per share on May 15, 1998, to stockholders of record on May 4, 1998. The increase of $0.01 per share represents a 12.5% increase over the second quarter of 1997 cash dividend of $0.08 per share.

On March 20, 1998, First Northern approved a third stock repurchase program to repurchase up to 446,101 shares (5% of total shares outstanding) through the open market. These repurchased shares will be used to satisfy exercises of stock options. At June 30, 1998, 76,000 shares had been purchased at an average price of $13.53 per share.

ASSET QUALITY

First Northern currently classifies any loan on which a payment is 90 days or more past due as non-performing. The following table summarizes non-performing loans and assets:


                                      NON-PERFORMING LOANS AND ASSETS
                                       At June 30    At December 31
                                          1998            1997
                                       ----------    --------------
                                           (Dollars in Thousands)
Non-accrual mortgage loans                 $575           $333
Non-accrual consumer loans                   86            107
                                           ------         ----
Total non-performing loans                  661            440
Properties subject to foreclosure            86            135

Foreclosed properties and
  repossessed assets                         91             18
                                           ----           ----
Total non-performing assets                $835           $593
                                           ====           ====
Non-performing loans as a percent
  total loans                               .11%           .07%
                                            ===            ===

Non-performing assets as a percent
  of total assets                           .12%           .08%
                                            ===            ===

Total non-performing loans increased $242,000 as of June 30, 1998, as compared to December 31, 1997, primarily as a result of an increase in non-performing mortgage loans. Management believes non-performing loans and assets, expressed as a percentage of total loans and assets, are far below state and national averages for financial institutions. There are no accruing, material loans which, at June 30, 1998, management has reason to believe will become non-performing or result in potential losses.

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


                                               LOAN LOSS ALLOWANCES
                                         At and for the      At and for the
                                        Six Months Ended       Year Ended
                                         June 30, 1998      December 31, 1997
                                        ----------------    -----------------
                                                (Dollars in Thousands)
Mortgage Loans:
  Balance at the beginning of the period      $1,624              $1,453
  Provisions for the period                       81                 170
  Recoveries:
   Commercial real estate                                              1
                                              ------              ------
  Balance at the end of the period             1,705               1,624

Consumer Loans:
  Balance at the beginning of the period       1,553               1,484
  Provisions for the period                      129                 150
  Charge-offs:
   Consumer                                      (17)                (44)
   Automobile                                    (35)                (57)
  Recoveries:
   Consumer                                        5                   8
   Automobile                                      7                  12
                                              ------              ------
  Balance at the end of the period             1,642               1,553
                                              ------              ------
Total loan loss allowances at the
  end of the period                           $3,347              $3,177
                                              ======              ======

Allowance as a percent of total loans
                                                 .55%                .53%
                                                 ===                 ===

Allowance as a percent of
   non-performing loans                       506.35%             722.05%
                                              ======              ======
Allowance as a percent of total assets
                                                 .48%                .48%
                                                 ===                 ===
Allowance as a percent of
   non-performing assets                      400.84%             535.75%
                                              ======              ======

IMPACT OF YEAR 2000

Computer programs generally abbreviated dates by eliminating the century digits of the year. Many resources, such as software, hardware, telephones, voicemail, heating, ventilating and air conditioning, alarms, etc. ("Systems") are affected. These Systems were designed to assume a century value of "19" to save memory and disk space within their programs.

In addition, many Systems use a value of "99" in a year or "99/99/99" in a date to indicate "no date" or "any date" or even a default expiration date.

As the year 2000 approaches, this abbreviated date mechanism within Systems threatens to disrupt the function of computer software at nearly every business, including First Northern, which relies heavily on computer systems for account and other record keeping functions. If the millennium issue is ignored, system failures or miscalculations could occur, causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar normal business activities. First Northern out sources a majority of its data processing functions to a Milwaukee, Wisconsin--based company, Fiserv, Inc. ("Fiserv"). Because year 2000 problems could affect Fiserv, and hence the Savings Bank through its relationship with Fiserv, the Savings Bank has discussed potential year 2000 problems with Fiserv. These discussions have kept the Savings Bank abreast of Fiserv's progress in anticipating and avoiding year 2000 problems that could affect First Northern's operations. At June 30, 1998, Fiserv has advised First Northern that it has fully tested or renovated their systems for year 2000 issues. Client testing, which First Northern will participate in, will take place in the third or fourth quarter of 1998.

Based on recent assessments, First Northern has determined that it will be required to modify or replace certain portions of its internal software and hardware so that its Systems will function properly with respect to dates on or after September 9, 1999 ("9/9/99"). It is currently anticipated that the cost of these modifications will not exceed a total of $150,000 (pre-tax). At June 30, 1998, approximately $75,000 has been spent on new equipment, software or other expenses for year 2000. First Northern presently believes that with these modifications, the year 2000 will not pose significant operational problems for its Systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 could have a adverse impact on the operations of First Northern.

First Northern has currently completed the awareness, inventory and assessment phases of its year 2000 project.
The analysis, conversion, implementation and testing phases are expected to be completed by the fourth quarter of 1998. At this time, the analysis phase is approximately 95% completed and the conversion, implementation and testing phases are approximately 35% completed. The post implementation phase, which includes contingency planning, is 20% completed and is anticipated to be completed in the fourth quarter of 1998. First Northern expects to primarily use internal resources to reprogram, upgrade or replace and test its internal Systems. External consulting services are being used to examine SFC.

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

               RESULTS OF OPERATIONS

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are derived from average daily balances. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability. The yields and rates for the six months ended June 30, 1998 and 1997 have been annualized.

                                            Six Months Ended June 30
                                         1998                       1997
                               -------------------------  -------------------------
                                         Interest                   Interest
                                Average   Earned/ Yield/   Average   Earned/ Yield/
                                Balance    Paid    Rate    Balance    Paid    Rate
                               --------- -------- ------  --------- -------- ------
                                                 (Dollars In Thousands)
Interest-earning assets (1):
 Mortgage loans                 $445,444  $16,474   7.40%  $419,927  $15,349  7.31%
 Consumer loans                  159,347    6,552   8.22    141,710    5,911  8.34
 Investment securities (2)        32,253    1,001   6.21     27,948      877  6.28
 Interest-earning deposits         1,498       42   5.61        732       22  6.01
 Mortgage-related securities (2)  10,461      327   6.25     10,959      350  6.39
                                --------  -------   ----   --------  -------  ----
TOTAL                            649,003   24,396   7.52    601,276   22,509  7.49

Interest-bearing liabilities:
 Passbook accounts                62,284      685   2.20     59,148      637  2.15
 NOW and variable rate insured
   money market accounts         112,253    1,388   2.47    103,193    1,229  2.38
 Time deposits                   318,988    9,207   5.77    302,391    8,468  5.60
 Advance payments by borrowers
  for taxes and insurance          3,546       41   2.31      3,765       42  2.23
 Borrowings                       99,379    2,894   5.82     78,761    2,299  5.84
                                --------  -------   ----   --------  -------  ----
 TOTAL                           596,450   14,215   4.77    547,258   12,675  4.63
                                --------  -------   ----   --------  -------  ----

Net interest-earning assets
 balance and interest
  rate spread                   $ 52,553            2.75%  $ 54,018           2.86%
                                ========            ====   ========           ====
Average interest-earning
 assets, net interest income
 and net yield on average
 interest-earning assets        $649,003  $10,181   3.14%  $601,276  $ 9,834  3.27%
                                ========  =======   ====   ========  =======  ====
Average interest-earning assets
 to interest-bearing liabilities   108.8%                     109.9%
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

                                       Year Ended December 31
                                                1997
                                      ------------------------
                                              Interest
                                      Average  Earned/  Yield/
                                      Balance   Paid     Rate
                                      -------  -------  ------
                                      (Dollars In Thousands)
 Interest-earning assets (1):
   Mortgage loans                     $426,748  $31,443  7.37%
   Consumer loans                      148,614   12,529  8.43
   Investment securities (2)            29,154    1,844  6.33
   Interest-earning deposits               762       45  5.91
   Mortgage-related securities (2)      11,558      735  6.36
                                      --------  -------  ----
   TOTAL                               616,836   46,596  7.55

 Interest-bearing liabilities:
   Passbook accounts                    60,057    1,322  2.20
   NOW and variable rate insured
     money market accounts             104,665    2,536  2.42
   Time deposits                       307,423   17,579  5.72
   Advance payments by borrowers
     for taxes and insurance             6,652      149  2.24
   Borrowings                           82,644    4,905  5.94
                                      --------  -------  ----
   TOTAL                               561,441   26,491  4.72
                                      --------  -------  ----
Net interest-earning assets balance
 and interest rate spread             $ 55,395           2.83%
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

                                 Six Months Ended June 30
                                       1998 vs 1997
                             ---------------------------------
                                 Increase(decrease) due to:
                             ---------------------------------
                                      (In Thousands)
                                                Rate/
                              Rate   Volume    Volume   Total
                             ------ --------  -------- -------
Interest-earning assets:
  Mortgage loans              $189   $  925     $ 11   $1,125
  Consumer loans               (85)     737      (11)     641
  Investment securities        (10)     136       (2)     124
  Interest-earning deposits     (1)      23       (2)      20
  Mortgage-related securities   (8)     (15)              (23)
                              ----   ------     ----   ------
  TOTAL                       $ 85   $1,806     $ (4)   1,887
                              ====   ======     ====   ------

Interest-bearing liabilities:
  Passbook accounts           $ 15   $   32    $   1       48
  NOW and variable rate
   insured money market
    accounts                    46      109        4      159
  Time deposits                257      468       14      739
  Advance payments by borrowers
    for taxes and insurance      2       (3)               (1)
  Borrowings                    (8)     605       (2)     595
                              ----   ------     ----   ------
  TOTAL                       $312   $1,211     $ 17    1,540
                              ====   ======     ====   ------
Net change in net interest
  income                                               $  347
                                                       ======



                                 Year Ended December 31
                                      1997 vs 1996
                           ---------------------------------
                               Increase(decrease) due to:
                           ---------------------------------
                                      (In Thousands)
                                               Rate/
                            Rate     Volume   Volume   Total
                           ------    ------   ------   -----
Interest-earning assets:
 Mortgage loans             $ 763   $ 1,801   $  48   $2,612
 Consumer loans              (88)     1,908     (16)   1,804
 Investment securities         15       245       2      262
 Interest-earning deposits      6       (25)     (2)     (21)
 Mortgage-related securities  (14)       79      (2)      63
                            -----   -------   -----   ------
TOTAL                       $ 682   $ 4,008   $  30    4,720
                            =====   =======   =====   ------

Interest-bearing liabilities:

 Passbook accounts          $ (23)   $   33   $  (1)       9
 NOW and variable rate
   insured money market
    accounts                   92        54       2      148
 Time deposits                175       852       9    1,036
 Advance payments by borrowers
   for taxes and insurance     (2)      (11)             (13)
 Borrowings                    77     1,976      55    2,108
                            -----    ------    ----   ------

 TOTAL                      $ 319    $2,904     $65    3,288
                            =====    ======     ===   ------
Net change in net interest
 income                                               $1,432
                                                      ======


STATEMENTS OF OPERATIONS AND INCOME

GENERAL. Net income increased 18.6% and 18.1% for the second quarter of 1998 and the first six months of 1998 respectively, as compared to the same periods in 1997. The increase was primarily the result of increased interest-earning assets outstanding non-interest income and gains on sales of loans.

INTEREST INCOME. Interest income on mortgage loans increased $509,000 in the second quarter of 1998 and $1,125,000 for the first six months of 1998, as compared to the same periods in 1997 as a result of the increased dollar amount of mortgage loans outstanding and the increased average yield on the mortgage portfolio. The average mortgage loans outstanding for the six months ended June 30, 1998, increased 6.1% as compared to the same period in 1997.

However, since the beginning of 1998, First Northern has been reducing the level of upward interest rate adjustments or in some cases, de-escalating interest rate adjustable mortgage loans in response to the current interest rates on fixed and adjustable mortgage loans. The current interest rate environment also has made fixed interest rate mortgage loans more popular. In the first six months of 1998, $60.2 million of fixed interest rate mortgage loans were originated as compared to $7.8 million in the first six months of 1997.


Interest income on consumer loans increased $285,000 in the second quarter of 1998 and $641,000 in the first six months of 1998 as compared to the same periods in 1997, as a result of increased consumer loans outstanding. Average consumer loans outstanding increased $17.6 million in the first six months of 1998 as compared to the same period in 1997. This increase in average consumer loans outstanding is the result of increased purchases of indirect automobile loans from SFC, increased second mortgage loan originations ( a result of redesigning the open line-of-credit second mortgage loan product) and increased originations of other consumer loans. The average yield on consumer loans decreased slightly for the first six months of 1998 as compared to the same in 1997 as a result of overall market interest rates declining.

Average investment securities outstanding increased $4.3 million for the first six months of 1998 as compared to the first six months of 1997 which resulted in an increase in investment securities income of $124,000. Interest income on investment securities increased $46,000 for the second quarter of 1998 as compared to the same period in 1997 as a result of increased investment securities outstanding. First Northern purchases investment securities when it incrementally adds to the overall profitability of the Company and to aid in its asset and liability management.

Interest income on mortgage-related securities decreased in the second quarter of 1998 and the six months ended June 30, 1998, as compared to same periods in 1997 as a result of decreased mortgage-related securities outstanding. Mortgage-related securities outstanding decreased as a result of pre-payments to the mortgage loans underlying the securities.

INTEREST EXPENSE. Interest expense on deposits increased $470,000 in the second quarter of 1998 and $946,000 for the first six months of 1998 as compared to the same periods in 1997 as a result of increased deposits outstanding and increased cost of deposits. First Northern has utilized various time deposit terms and "special" interest rates on those various time deposit terms to attract new deposits. In addition, the Savings Bank has acquired jumbo deposits to aid
its deposit growth (See Financial Condition   Balance Sheet
Deposits).

Interest expense on borrowing increased $221,000 in the second quarter of 1998 and $595,000 for the six months ended June 30, 1998, as compared to the same periods in 1997 as a result of increased average borrowings outstanding. First Northern anticipates it will continue to emphasize growth in interest-earning assets and will fund a portion of this growth with borrowings if it incrementally adds to the profitability to the Company. First Northern primarily borrows from the Federal Home Loan Bank of Chicago and ladders the borrowings maturities from overnight to 10 years.

PROVISION FOR LOAN LOSSES. First Northern increased its provision for loan losses in the second quarter of 1998 and the first six months of 1998 as a result of changes within the composition of the loan portfolio and growth in the loan portfolio. The loan loss allowance as of June 30, 1998, was $3,347,000 or .55% of total loans and 506.4% of non-performing loans.

Management believes that the current loan loss allowance is adequate; however, the adequacy of the loan loss allowance is reviewed as historical loan loss experience changes, the size and composition of the loan portfolio changes, changes occur in the general economy and as may otherwise be deemed necessary.

NON-INTEREST INCOME. Fees on serviced loans for the second quarter of 1998 and the first six months of 1998 decreased primarily as a result of the amortization of mortgage servicing assets in accordance with generally accepted accounting principles. As the principal of a mortgage loan which was sold (with servicing retained), repays or prepays, the mortgage servicing asset is reduced and netted from fees on serviced loans, thereby reducing the income on the serviced loans.

Deposit account service charges increased $11,000 in the second quarter of 1998 and $21,000 for the six months ended June 30, 1998, primarily as a result of debit card fee income. Each time a Savings Bank debit card is used, a fee, which varies with each merchant, is paid to the Savings Bank by the debit card company. The Savings Bank promotes the use of its debit card by direct mail.

Gains on the sale of loans increased substantially in the second quarter of 1998 and the first six months of 1998 as compared to the first quarter of 1997 as a result of increased loan sales. (See Financial Condition--Balance
Sheet--Loan Receivable)

Other non-interest income increased $140,000 in the three months ended June 30, 1998 and $276,000 in the first six months of 1998, as compared to the same periods in 1997, primarily as the result of BOLI. In December of 1997, First Northern purchased $7.4 million of life insurance to partially offset the future cost of employee benefits.

NON-INTEREST EXPENSE. Compensation expense increased $85,000 in the second quarter of 1998 as a result of salary increases and accruals for the directors deferred retirement plan and officers supplemental retirement plan.

Occupancy expenses decreased for the second quarter and first six months of 1998 as compared to the same periods in 1997 primarily as the result of the reduced amount of landscape maintenance. In 1997, landscape maintenance expense was increased as a result of refurbishing the landscape at a number of offices.

Data processing expense increased $8,000 in the second quarter of 1998 and $34,000 in the first six months of 1998 primarily as the result of the PC based teller system installed in 1997 and its related expenses.

Furniture and equipment expense decreased $5,000 in the three months ended June 30, 1998 and $20,000 in the six months ended June 30, 1998, primarily as a result of a reduction in furniture and equipment depreciation. A number of pieces of furniture were fully depreciated in the fourth quarter of 1997, thereby reducing the depreciation expense on an ongoing basis.

Marketing expense for the second quarter and the first six months of 1998 increased substantially as a result of increased advertising and marketing of deposits and loan products. First Northern believes that growth in lending and deposit volumes necessitates increased marketing of those products and hence, increased marketing costs.

Other expenses increased for the three and six months ended June 30, 1998, as compared to the same periods in 1997 primarily as a result of increased costs associated with the operations of SFC, professional fees and costs associated with the debit-card.

INCOME TAXES. The effective income tax rate for the second quarter of 1998 was 33.7% as compared to 38.0% in the second quarter of 1997 and 35.0% for the six months ended June 30, 1998, as compared to 37.9% for the six months ended June 30, 1997. The decrease in effective income tax rate in the second quarter of 1998 and the first six months of 1998 was the result of the purchase of BOLI. Since the Company intends to hold the life insurance policies until the participants death, BOLI interest income is not taxable. In addition, First Northern moved its indirect automobile loan portfolio to FNII at the beginning of the second quarter which has reduced state franchise taxes.

                LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Federal regulations historically have required the Savings Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows, and is currently 5% of net withdrawable deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government and agency securities and other obligations generally having remaining maturities of less than five years. The Savings Bank has historically maintained its liquidity ratio at a level in excess of that required by the Office of Thrift Supervision ("OTS"). The Savings Bank's monthly average liquidity ratio at June 30, 1998, was 6.19%, as compared to 5.67% at December 31, 1997. The liquidity ratio increased slightly as compared to the liquidity ratio at December 31, 1997, as a result of the purchase of investment securities. The Savings Bank believes that its maintenance of excess liquidity, above the 5% federally required total liquidity ratio, is an appropriate strategy to aid in proper asset and liability management.

Liquidity management is both a daily and long-term responsibility of management. The Savings Bank adjusts its investments in liquid assets based upon managements' assessment of:
(i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits; and (iv) the objectives of its asset and liability management program. Excess liquidity is invested generally in interest-earning overnight deposits and other short-term government and agency obligations. When the Savings Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB of Chicago or other sources. The FHLB of Chicago limits advances to member institutions to an aggregate amount not to exceed 35% of the member institution's total assets. Wisconsin law permits First Northern, without the prior written approval of the Wisconsin Department of Financial Institutions --- Division of Savings Institutions, to borrow in the aggregate amount not to exceed 50% of its total assets.

CAPITAL RESOURCES AND REGULATORY INFORMATION

First Northern's net worth to total assets ratio at June 30, 1998, for State of Wisconsin regulatory requirements was 10.30% or 4.30% over the Wisconsin minimum legal requirement of 6.00% of total assets established by the Division of Savings Institutions of the Department of Financial Institutions, which regulates First Northern. The OTS capital rules require savings associations to meet three separate capital standards: (i)Tangible capital equal to 1.5% of adjusted total assets; (ii) Core capital equal to 3% of adjusted total assets; and (iii) Risk-based capital equal to 8.0% of the value of risk weighted assets.

As of June 30, 1998, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Savings Bank must maintain minimum tangible, core and risk based ratios as set forth in the table. As a state-chartered savings institution, the Savings Bank is also subject to a minimum capital requirement of the State of Wisconsin. Management believes, as of June 30, 1998, that the Savings Bank exceeds all capital adequacy requirements to which it is subject. There are no conditions or events since that notification that management believes have changed the Savings Bank's categorization as well capitalized.

The Savings Bank's required and actual capital amounts and ratios are presented in the following table.

                                                                  To Be Well
                                            Maximum Required   Capitalized Under
                                               For Capital     Prompt Corrective
                                 Actual     Adequacy Purposes  Action Provisions
                              Amount  Ratio   Amount  Ratio     Amount   Ratio
                              ------  -----   ------  -----     ------   -----
                                                  (Dollars in Thousands)
As of June 30, 1998:
 Tangible Capital            $66,520   9.7%   $10,328   1.5%      N/A      N/A
  (to Tangible Assets)
 Core Capital                 66,520   9.7%    20,656   3.0%    $34,419   5.0%
  (to Tangible Assets)
 Risk-Based Capital           69,867  15.7%    35,489   8.0%     44,362  10.0%
  (to Risk-Weighted Assets)
 State of Wisconsin Capital   71,132  10.3%    41,420   6.0%     41,420   6.0%
  (to Total Assets)

As of December 31, 1997:
 Tangible Capital            $68,073  10.2%   $ 9,988   1.5%      N/A     N/A
  (to Tangible Assets)
 Core Capital                 68,073  10.2%    19,976   3.0%     33,293   5.0%
  (to Tangible Assets)
 Risk-Based Capital           71,250  16.7%    34,232   8.0%     42,790  10.0%
  (to Risk-Weighted Assets)
 State of Wisconsin Capital   72,318  10.8%    40,062   6.0%     40,062   6.0%
  (to Total Assets)




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable


                  PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       At First Northern's Annual Meeting of Stockholders held on April 22, 1998, all of the Board of Directors' nominees named in the tabulation of votes below were elected as directors, by the votes cast for and withheld with respect to each nominee indicated, to serve for a three year term for the class of directors whose terms expire in 2001. There was no solicitation in opposition to the nominees proposed in the Proxy
       Statement and there were no abstentions or broker non-votes with respect to the election of directors.

               NAME OF NOMINEE                    FOR        WITHHELD
       Directors with terms expiring in 2001
        Michael D. Meeuwsen                    7,676,460       83,210
        J. Gus Swoboda                         7,675,882       87,268

       Messrs. Howard M. Frankenthal, Robert J. Mettner and Richard C. Smits
       terms as directors continue until 1999.   Messrs. Thomas J. Lopina, Sr.
       and Robert B. Olson terms as directors continue until 2000.

ITEM 5. OTHER INFORMATION

        DEADLINES FOR SHAREHOLDER PROPOSALS

        Pursuant to Rule 14a-5(e) under the Securities Exchange Act of 1934, as amended effective June 29, 1998:

          (1)  The deadline for submitting shareholder
               proposals for inclusion in the Company's proxy statement and form of proxy for the Company's
               1999 annual meeting of shareholders pursuant to Rule 14a-8 is November 17, 1998.

          (2) The date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 is considered untimely is February
               17, 1999.

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



                         FIRST NORTHERN CAPITAL CORP.
                       -----------------------------------
                                (Registrant)





Date:    August 13, 1998                  /s/Rick B. Colberg
     -----------------------       ----------------------------------
                                   Rick B. Colberg
                                   Vice President and Chief Financial Officer
                                     (Mr. Colberg is also duly authorized
                                       to sign on behalf of registrant)








                     FIRST NORTHERN CAPITAL CORP.
                          (THE "REGISTRANT")

                      COMMISSION FILE NO. 0-27982

                               * * * * *
                            EXHIBIT INDEX

                                  TO

                SECOND QUARTER 1998 REPORT ON FORM 10-Q


Exhibit                           Incorporated Herein      Filed or Submitted
Number     Description              By Reference To             Herewith
-----------------------------------------------------------------------------
 11.1  Statement regarding computation
        of per share earnings                                       X

 27.1  Financial Data Schedule, which is
       submitted electronically to the
       Securities and Exchange
       Commission for information
       only and not filed.                                          X

27.2 Restated Financial Data Schedule for the six months ending June 30, 1997, due to the adoption of FAS 128 in fiscal year 1998, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


                                                                 Exhibit 11.1


                         First Northern Capital Corp.
                  Computation of Net Income Per Common Share


                                       Three Months             Six Months
                                       Ended June 30           Ended June 30
                                    --------------------   --------------------
                                      1998        1997       1998        1997
                                    ---------  ---------   ---------  ---------
BASIC:
Weighted average common shares
  outstanding during each period    8,893,787  8,838,657   8,900,048  8,828,615
                                    =========  =========   =========  =========

DILUTED:
Weighted average common shares
  outstanding during each period    8,893,787  8,838,657   8,900,048  8,828,615
Incremental shares relating to:
  Dilutive stock options outstanding
   at end of each period (1)          257,836    210,462     260,122    204,922
                                    ---------  ---------   ---------  ---------
                                    9,151,623  9,049,119   9,160,170  9,033,537
                                    =========  =========   =========  =========
NET INCOME FOR EACH PERIOD         $1,730,089 $1,459,119  $3,359,501 $2,844,186
                                   ========== ==========  ========== ==========

PER COMMON SHARE AMOUNTS:
  Basic net income                      $0.19      $0.16       $0.38      $0.32
                                        =====      =====       =====      =====
  Diluted net income                    $0.19      $0.16       $0.37      $0.31
                                        =====      =====       =====      =====

-------------------------

Notes:
  (1) Based on treasury stock method using average market price.