Form 10-Q
period 1998-09-30
FIRST NORTHERN CAPITAL CORP
filed 1998-11-12
CIK 1002213

SECURITIES AND EXCHANGE COMMISSION
                   Washington,  D.C.   20549
        ---------------------------------------------
                     F O R M   1 0 - Q

       /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

                             OR
       / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission file number: 0-27982

                   FIRST NORTHERN CAPITAL CORP.
      (Exact name of registrant as specified in its charter)

         WISCONSIN                           39-1830142
--------------------------------        --------------------
(State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)

                  201 North Monroe Avenue
                      P.O. Box 23100
              Green Bay, Wisconsin   54305-3100
                       (920) 437-7101
     (Address, including Zip Code, and telephone number,
       including area code, of registrant's principal executive offices)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

      YES    X                 NO

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, $1.00 PAR VALUE PER SHARE, WAS 8,784,945,
AT OCTOBER 30, 1998.
                                            INDEX

                         PART I - FINANCIAL INFORMATION

                                                                    Page No.
Item 1. Financial Statements

     Unaudited Consolidated Statements of Financial
     Condition as of September 30, 1998
     and December 31, 1997                                             3

     Unaudited Consolidated Statements of Income
     for the Three Months Ended
     September 30, 1998 and September 30, 1997                         4

     Unaudited Consolidated Statements of Income
     for the Nine Months Ended
     September 30, 1998 and September 30, 1997                         5

     Unaudited Consolidated Statement of
     Changes in Stockholders' Equity
     for the Nine Months Ended
     September 30, 1998 and September 30, 1997                         6

     Unaudited Consolidated Statements of Cash
     Flows for the Nine Months Ended
     September 30, 1998 and September 30, 1997                         7

     Notes to Unaudited Consolidated
     Financial Statements                                           8 - 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS                                                 11 - 25

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES
       ABOUT MARKET RISK                                                27

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                27

SIGNATURES                                                              28

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     September 30, 1998   December 31, 1997
                                     ------------------   -----------------
                                                 (In Thousands)
ASSETS
Cash                                         $  4,450           $    640
Interest-earning deposits                       8,724                324
                                             --------           --------
               CASH AND CASH EQUIVALENTS       13,174                964

Securities available-for-sale, at fair value
  Investment securities                         8,879              6,799
  Mortgage-related securities                                        932
Securities held-to-maturity
  Investment securities
    (estimated fair value of $25,783,000 -
      1998; $21,313,000 - 1997)                25,530             21,231
Mortgage-related securities
  (estimated fair value of $9,239,000 -
    1998; $10,689,000 - 1997)                   9,168             10,675
Loans held for sale                             3,935              2,119
Loans receivable                              617,981            593,529
Accrued interest receivable                     3,727              3,646
Foreclosed properties and repossessed assets      150                153
Office properties and equipment                 7,660              8,004
Federal Home Loan Bank stock                    5,250              5,250
Prepaid expenses and other assets              14,974             14,394
                                             --------           --------
                                             $710,428           $667,696
                                             ========           ========
LIABILITIES

Deposits                                     $524,431           $481,788
Borrowings                                     96,098            103,277
Advance payments by borrowers for taxes
  and insurance                                10,059              3,861
Other liabilities                               4,422              4,953
                                             --------           --------
                         TOTAL LIABILITIES    635,010            593,879


STOCKHOLDERS' EQUITY

Cumulative preferred stock, $1 par value;
  10,000,000 shares authorized;
  none outstanding
Common stock, $1 par value; 30,000,000
  shares authorized; shares issued:
  9,134,735 - 1998; 9,136,104 - 1997
  shares outstanding: 8,801,945 - 1998;
  8,845,676 - 1997                              9,135              9,136
Additional paid-in capital                      9,126              9,438
Unrealized gains on securities
  available-for-sale, net of taxes                769                614
Treasury stock at cost (332,790 shares - 1998;
  290,428 shares - 1997)                       (3,289)            (2,316)
Retained earnings                              59,677             56,945
                                             --------           --------
               TOTAL STOCKHOLDERS' EQUITY      75,418             73,817
                                             --------           --------
                                             $710,428           $667,696
                                             ========           ========

See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                          September 30
                                                       1998          1997
                                                     --------      --------
                                                         (In Thousands,
                                                    Except Per Share Amounts)
Interest income:
  Mortgage loans                                      $ 8,439       $ 7,923
  Consumer loans                                        3,386         3,248
  Investment securities                                   581           478
  Interest-earning deposits                                50            11
  Mortgage-related securities                             145           197
                                                      -------       -------
                           TOTAL INTEREST INCOME       12,601        11,857
Interest expense:
  Deposits                                              5,954         5,500
  Borrowings                                            1,434         1,256
  Advance payments by borrowers
    for taxes and insurance                                50            46
                                                      -------       -------
                          TOTAL INTEREST EXPENSE        7,438         6,802
                                                      -------       -------
                             NET INTEREST INCOME        5,163         5,055
Provision for loan losses                                 105            90
                                                      -------       -------
                       NET INTEREST INCOME AFTER
                       PROVISION FOR LOAN LOSSES        5,058         4,965

Non-interest income:
  Fees on serviced loans                                   56            76
  Loan fees and service charges                            70            63
  Deposit account service charges                         343           308
  Insurance commissions                                    61            79
  Gains on sales of loans                                 202            76
  Other                                                   315           250
                                                      -------       -------
                       TOTAL NON-INTEREST INCOME        1,047           852
Non-interest expense:
  Compensation, payroll taxes
    and other employee benefits                         1,892         1,764
  Federal insurance premiums                               76            74
  Occupancy                                               210           201
  Data processing                                         361           349
  Furniture and equipment                                 119           122
  Telephone and postage                                   101           112
  Marketing                                               100           103
  Other                                                   552           545
                                                      -------       -------
                       TOTAL NON-INTEREST EXPENSE       3,411         3,270
                                                      -------       -------
                       INCOME BEFORE INCOME TAXES       2,694         2,547
Income taxes                                              920           961
                                                      -------       -------
                                       NET INCOME     $ 1,774       $ 1,586
                                                      =======       =======
                       BASIC NET INCOME PER SHARE       $0.20         $0.18
                                                        =====         =====
                     DILUTED NET INCOME PER SHARE       $0.20         $0.17
                                                        =====         =====
                     CASH DIVIDENDS PAID PER SHARE      $0.09         $0.08
                                                        =====         =====
See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                       Nine Months Ended
                                                         September 30
                                                       1998          1997
                                                     --------      --------
                                                        (In Thousands,
                                                   Except Per Share Amounts)
Interest income:
  Mortgage loans                                      $24,913       $23,272
  Consumer loans                                        9,938         9,159
  Investment securities                                 1,582         1,355
  Interest-earning deposits                                92            33
  Mortgage-related securities                             472           547
                                                      -------       -------
                           TOTAL INTEREST INCOME       36,997        34,366
Interest expense:
  Deposits                                             17,234        15,834
  Borrowings                                            4,328         3,555
  Advance payments by borrowers for
    taxes and insurance                                    91            88
                                                      -------       -------
                          TOTAL INTEREST EXPENSE       21,653        19,477
                                                      -------       -------
                             NET INTEREST INCOME       15,344        14,889
Provision for loan losses                                 315           230
                                                      -------       -------
                       NET INTEREST INCOME AFTER
                       PROVISION FOR LOAN LOSSES       15,029        14,659

Non-interest income:
  Fees on serviced loans                                  156           243
  Loan fees and service charges                           206           200
  Deposit account service charges                         958           902
  Insurance commissions                                   230           248
  Gains on sales of loans                                 656           199
  Other                                                   921           580
                                                      -------       -------
                       TOTAL NON-INTEREST INCOME        3,127         2,372

Non-interest expense:
  Compensation, payroll taxes and
    other employee benefits                             5,563         5,329
  Federal insurance premiums                              227           208
  Occupancy                                               658           661
  Data processing                                       1,096         1,050
  Furniture and equipment                                 347           371
  Telephone and postage                                   337           359
  Marketing                                               337           282
  Other                                                 1,732         1,641
                                                      -------       -------
                      TOTAL NON-INTEREST EXPENSE       10,297         9,901
                                                      -------       -------
                      INCOME BEFORE INCOME TAXES        7,859         7,130
Income taxes                                            2,726         2,700
                                                      -------       -------
                                      NET INCOME      $ 5,133       $ 4,430
                                                      =======       =======
                      BASIC NET INCOME PER SHARE        $0.58         $0.50
                                                        =====         =====
                     DILUTED NET INCOME PER SHARE       $0.56         $0.49
                                                        =====         =====
                    CASH DIVIDENDS PAID PER SHARE       $0.27         $0.24
                                                        =====         =====
See Notes to Unaudited Consolidated Financial Statements

[CAPTION]

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                    Unrealized Gain
                                                     on Securities
                                          Additional   Available-
                                  Common    Paid-In    for-Sale,    Treasury  Retained
                                  Stock     Capital   Net of Taxes    Stock   Earnings   Total

                                  -------------------------------------------------------------
                                                      (In Thousands)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------
Balance at December 31, 1997      $9,136     $9,438       $614      $(2,316)   $56,945  $73,817
  Comprehensive income:
    Net income                                                                   5,133    5,133
    Other Comprehensive Income:
      Change in net unrealized gain
      on securities available-for-
      sale, net of income taxes                            155                              155
                                  ------     ------       ----      -------    -------  -------
  Total comprehensive income                               155                   5,133    5,288
  Cash dividends ($.27 per share)                                               (2,401)  (2,401)
  Retirement of common stock          (1)       (17)                                        (18)
  Purchase of treasury stock                                         (1,912)             (1,912)
  Exercise of stock options                    (295)                    939                 644
                                  ------     ------       ----      -------    -------  -------
Balance at September 30, 1998     $9,135     $9,126       $769      $(3,289)   $59,677  $75,418
                                  ======     ======       ====      =======    =======  =======

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------
Balance at December 31, 1996      $9,136     $9,841       $385      $(2,873)   $53,735  $70,224
  Comprehensive income:
    Net income                                                                   4,430    4,430
    Other Comprehensive Income:
      Change in net unrealized gain
      on securities available-for-
      sale, net of income taxes                            132                              132
                                  ------     ------       ----      -------    -------  -------
  Total comprehensive income                               132                   4,430    4,562

  Cash dividends ($.24 per share)                                               (2,119)  (2,119)
  Purchase of treasury stock                                           (441)               (441)
  Exercise of stock options                    (371)                    946                 575
                                  ------     ------       ----      -------    -------  -------
Balance at September 30, 1997     $9,136     $9,470       $517      $(2,368)   $56,046  $72,801
                                  ======     ======       ====      =======    =======  =======

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                           September 30
                                                        1998         1997
                                                    -----------  -----------
                                                        (In Thousands)
OPERATING ACTIVITIES:
  Net income                                       $     5,133     $   4,430
    Adjustments to reconcile net income to
    cash provided by operating activities:
    Provision for losses on loans and real estate          315           230
    Provision for depreciation and amortization            641           656
    Gains on sales of loans                               (656)         (199)
    Loans originated for sale                          (40,598)      (12,850)
    Proceeds from loan sales                            41,371        12,229
    Increase in interest receivable                        (81)         (213)
    Increase in interest payable                           436           207
    Other                                               (1,001)         (231)
                                                       -------      --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES        5,560         4,259
                                                       -------      --------
INVESTING ACTIVITIES:
  Proceeds from maturities
    of investment securities                             9,169         4,800
  Purchases of investment securities                   (15,286)       (9,474)
  Principal repayments of
    mortgage-related securities                          2,439           955
  Purchases of mortgage-related securities                            (1,977)
  Loan originations and purchases                     (165,158)     (134,594)
  Loan principal repayments                            138,354       104,047
  Purchases of office properties and equipment            (297)         (417)
  Purchase of Federal Home Loan Bank stock                              (750)
                                                      --------      --------
            NET CASH USED BY INVESTING ACTIVITIES      (30,779)      (37,410)

FINANCING ACTIVITIES:
  Net increase in deposits                              42,207        19,816
  Net increase (decrease) in short-term borrowings     (26,454)        7,475
  Proceeds from long term borrowings                    33,675        38,275
  Repayments of long term borrowings                   (14,000)      (31,400)
  Proceeds from securities sold under
    agreement to repurchase                                            1,400
  Maturity of security sold under
    agreement to repurchase                               (400)       (2,000)
  Cash dividends paid                                   (2,401)       (2,119)
  Purchase of treasury stock                            (1,912)         (441)
  Retirement of common stock                               (18)
  Proceeds from exercise of stock options                  534           478
  Net increase in advance payments by borrowers
    for taxes and insurance                              6,198         4,271
                                                      --------      --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES       37,429        35,755

            INCREASE IN CASH AND CASH EQUIVALENTS       12,210         2,604
Cash and cash equivalents at beginning of period           964         3,563
                                                      --------      --------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 13,174      $  6,167
                                                      ========      ========
Supplemental Information to the Statement of Cash Flows:

  Interest credited and paid on deposits               $16,882       $15,627

  Interest paid on borrowings                            4,293         3,462

  Payments for federal and state income taxes            3,125         2,272

  Loans transferred to foreclosed
    properties and repossessed assets                      299           220


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

(2) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of First Northern, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statement of Changes in Stockholders' Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at September 30, 1998 and December 31, 1997, the results of their income for the three and nine months ended September 30, 1998 and 1997, the changes in stockholders' equity for the nine months ended September 30, 1998 and 1997, and their cash flows for the nine months ended September 30, 1998 and 1997. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with First Northern's 1997 Annual Report on Form 10-K.

(3) Where applicable, the historical financial information has been adjusted for the August 18, 1997 two-for-one stock split in the form of a 100% stock dividend.

(4) Securities Available-for-Sale
    The amortized cost and estimated fair values of securities available-for-sale are as follows:

                                            Gross      Gross
                               Amortized Unrealized  Unrealized  Estimated
                                  Cost      Gains      Losses    Fair Value
                               --------------------------------------------
                                                (In Thousands)
   At September 30, 1998:
     Asset Management Funds      $  527     $    3                 $  530
     Federal Home Loan Mortgage
       Corporation stock             33      1,158                  1,191
     U.S. government and
       agency securities          7,044        114                  7,158
                                 ------     ------     -----       ------
                                 $7,604     $1,275     $           $8,879
                                 ======     ======     =====       ======
   At December 31, 1997:
     Asset Management Funds     $  505                 $ ( 5)      $  500
     Federal Home Loan Mortgage
       Corporation stock            33      $  974                  1,007
     U.S. government and
       agency securities         5,240          55        (3)       5,292
                                ------      ------      ----       ------
                                 5,778       1,029        (8)       6,799
     Mortgage-related securities   932                                932
                                ------      ------      ----       ------
                                $6,710      $1,029      $ (8)      $7,731
                                ======      ======      ====       ======

(5) Securities Held-to-Maturity
    The amortized cost and estimated fair values of investment securities held-to-maturity, which consist of U.S. government and agency securities, are as follows:

                                          Gross       Gross
                            Amortized   Unrealized  Unrealized    Estimated
                               Cost       Gains       Losses      Fair Value
                            ---------   ----------  ----------   -----------
                                              (In Thousands)
    At September 30, 1998     $25,530     $254          $(1)         $25,783
                              =======     ====          ===          =======
    At December 31, 1997      $21,231     $101         $(19)         $21,313
                              =======     ====         ====          =======

  At September 30, 1998, these investment securities have the following maturities:

                                                 Amortized     Estimated
                                                    Cost       Fair Value
                                                 ----------   -----------
                                                      (In Thousands)
     Due in one year or less                        $ 6,752     $ 6,771
     Due after one year through 5 years              12,777      12,987
     Due after 5 years through 10 years               6,001       6,025
                                                    -------     -------
                                                    $25,530     $25,783
                                                    =======     =======

  The amortized cost and estimated fair values of mortgage-related securities held-to-maturity are as follows:

                                           Gross     Gross
                              Amortized Unrealized Unrealized  Estimated
                                 Cost      Gains     Losses   Fair Value
                               -----------------------------------------
                                            (In Thousands)
    At September 30, 1998:
      Federal Home Loan
        Mortgage Corporation     $5,774     $58       $ (6)     $5,826
      Federal National
        Mortgage Association      3,394      24         (5)      3,413
                                 ------     ---       ----      ------
                                 $9,168     $82       $(11)     $9,239
                                 ======     ===       ====      ======

    At December 31, 1997:
      Federal Home Loan
        Mortgage Corporation    $ 7,028     $59       $(36)    $ 7,051
      Federal National
        Mortgage Association      3,647      19        (28)      3,638
                                -------     ---       ----     -------
                                $10,675     $78       $(64)    $10,689
                                =======     ===       ====     =======

(6) Loans Receivable
    Loans receivable consist of the following:

                                        September 30       December 31
                                            1998               1997
                                        ------------       -----------
                                               (In Thousands)
     First mortgage loans:
     One to four family residential        $405,198         $393,563
     Five or more family residential         29,404           24,506
     Commercial real estate                   6,917            9,269
     Construction-residential                28,321           19,192
     Construction-commercial                  5,884            2,156
     Other                                    2,700            2,226
                                           --------         --------
                                            478,424          450,912
   Consumer loans:
     Consumer                                19,242           18,200
     Second mortgage                         69,324           68,596
     Automobile                              72,572           70,276
                                           --------         --------
                                            161,138          157,072
                                           --------         --------
                                            639,562          607,984

   Less:
     Undisbursed loan proceeds               17,234           10,290
     Allowance for losses                     3,442            3,177
     Unearned loan fees                         905              988
                                           --------         --------
                                             21,581           14,455
                                           --------         --------
                                           $617,981         $593,529
                                           ========         ========

(7) The weighted average number of shares outstanding, including common stock equivalents, for the three months ended September 30, 1998 and 1997, were 9,050,296 and 9,118,053, respectively and for the nine months ended September 30, 1998 and 1997 were 9,112,521 and 9,051,007, respectively.

(8) Certain amounts in 1997 financial statements have been reclassified to conform to the 1998 presentations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                            CAUTIONARY FACTORS

This 10-Q contains various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Savings Bank's and FNII's loan and investment portfolios.


FINANCIAL CONDITION

BALANCE SHEET

CASH AND CASH EQUIVALENTS. Cash and cash equivalents were $12.2 million greater at September 30, 1998, as compared to December 31, 1997, primarily as the result of month end customer deposits made to demand deposit accounts on September 30, 1998; the sale of fixed interest rate mortgage loans; and the overall growth in the deposit portfolio. Any cash that is not immediately needed to fund loans or operations is invested in overnight interest-earning deposits or used to repay short-term borrowings.

SECURITIES AVAILABLE-FOR-SALE. Investment securities available-for-sale increased approximately $2.1 million as of September 30, 1998, as compared to December 31, 1997, primarily as the result of purchases of U.S. Agency securities and increases in the market value of some investment securities. Mortgage-related securities available-for-sale decreased $0.9 million at September 30, 1998, as compared to December 31, 1997, as a result of prepayments and repayments of the underlying mortgage loans.

SECURITIES HELD-TO-MATURITY. Investment securities held-to-maturity increased $4.3 million primarily as a result of purchases of U.S. Government and agency securities.

Mortgage-related securities held-to-maturity decreased $1.5 million as a result of prepayments and repayments of the underlying mortgage loans.

LOANS HELD FOR SALE. At September 30, 1998, First Northern had $3.9 million of fixed interest rate mortgage and education loans classified as held for sale. First Northern originates and sells most of its thirty (30) year fixed interest rate mortgage loans and all of its education loans. Fifteen (15) year fixed interest rate mortgage loan originations are retained in First Northern's loan portfolio and in the first quarter of 1997, First Northern began to retain its twenty (20) year fixed interest rate mortgage loan originations. The retention of the twenty year fixed interest rate mortgage loans enhances interest income while fitting into First Northern's overall asset/liability management.

Loans Receivable. Loans receivable increased $24.5 million at September 30, 1998, as compared to December 31, 1997, as a result of mortgage loan originations and purchases. Loan originations and purchases are as follows:

                 LOAN ORIGINATIONS AND PURCHASES

                                   Three Months Ended     Nine Months Ended
                                      September 30           September 30
                                     1998       1997       1998        1997
                                   --------   -------    -------     --------
                                     (In Thousands)          (In Thousands)

Mortgage loans originated and purchased:
  Construction                      $13,091   $12,088    $ 30,891    $ 22,002
  Loans on existing property         13,752    13,840      44,547      38,491
  Refinancing                        27,038    11,536      90,232      27,760
  Other loans                           636     1,008       1,259       1,985
                                    -------   -------    --------    --------
Total mortgage loans originated
  and purchased                      54,517    38,472     166,929      90,238

Consumer loans originated and purchased:
  Consumer                            2,530     2,171       8,479       7,263
  Second mortgage                    10,050     9,944      30,265      28,738
  Automobile                         12,307    15,989      36,296      38,183
  Education                             829       935       1,863       1,987
                                    -------   -------    --------    --------
Total consumer loans originated
  and purchased                      25,716    29,039      76,903      76,171
                                    -------   -------    --------    --------
Total loans originated
     and purchased                  $80,233   $67,511    $243,832    $166,409
                                    =======   =======    ========    ========

Mortgage loan originations and purchases substantially increased for the third quarter of 1998 and the nine months ended September 30, 1998, as compared to the same periods in 1997 primarily as the result of increased refinancing of existing First Northern mortgage loans; purchases of mortgage loans originated by others; and increased construction lending. These increased originations are the result of the overall low mortgage loan interest rates of fixed interest rate mortgage loans and the favorable economy in First Northern's market area.

Consumer loan originations and purchases decreased $3.3 million in the third quarter of 1998 and increased $0.7 million for the nine months ended September 30, 1998, as compared to the same periods in 1997. The decreased originations and purchases in the third quarter of 1998 was primarily the result of reduced indirect auto originations at SFC. SFC is experiencing increased competition and experienced a reduced number of loans believed to have resulted from a shortage of new cars due to the prolonged General Motors strike. It is anticipated that automobile originations will remain below 1997 levels for the fourth quarter of 1998.

Consumer loan originations and purchases increased for the nine months ended September 30, 1998, as compared to the same period in 1997 primarily as the result of direct marketing of existing First Northern customers for second mortgages and the redesign of the second mortgage product early in 1998.

                             LOAN SALES

                                  Three Months Ended      Nine Months Ended
                                     September 30            September 30
                                   1998       1997        1998        1997
                                  -------    -------    --------    --------
                                    (In Thousands)          (In Thousands)
   Mortgage Loans                 $11,211     $4,333     $38,451     $ 9,634
   Education Loans                     25         64       2,264       2,396
                                  -------     ------     -------     -------
     Total Loans Sold             $11,236     $4,397     $40,715     $12,030
                                  =======     ======     =======     =======

First Northern retains all adjustable interest rate mortgage loan originations in its portfolio; whereas, most 30 year fixed interest rate mortgage loan originations are sold in the secondary market. First Northern is contractually committed to sell its existing education loan portfolio and to sell its ongoing education loan originations.

PREPAID EXPENSES AND OTHER ASSETS. "Prepaid expenses and other assets," which is primarily composed of bank owned life insurance ("BOLI") increased $0.6 million at September 30, 1998, as compared to December 31, 1997. This increase was the result of increased cash surrender value of the BOLI. First Northern's BOLI cash surrender value at September 30, 1998, was $12.3 million as compared to $11.7 million at December 31, 1997.

DEPOSITS. Deposits increased $42.6 million for the first nine months of 1998 as a result of offering competitive interest rates, the acquisition of "jumbo" (certificates of deposit in excess of $100,000) deposits and increased demand deposits. Jumbo deposits consist of wholesale, retail and municipal deposits and at times, jumbo deposits are a cheaper source of funds than retail deposits or borrowing. First Northern's jumbo deposits increased $14.4 million in the first nine months of 1998.

BORROWINGS. Federal Home Loan Bank ("FHLB") borrowings decreased $7.2 million in the nine months of 1998, primarily as the result of increased loan sales and increased deposits. First Northern will borrow monies if the borrowing interest rate is a less costly form of funding for loans and investments than acquiring deposits. At September 30, 1998, all of the borrowings are fixed interest rate borrowings. First Northern anticipates that it will continue to utilize borrowings in the fourth quarter of 1998 if borrowings incrementally add to the overall profitability of the Company.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance ("escrow") increased $6.2 million at September 30, 1998, as compared to December 31, 1997. The increase in escrow dollars was the result of payments received for customers' escrow accounts and the increased number of loans in portfolio and the corresponding escrow accounts.

STOCKHOLDERS' EQUITY. First Northern paid a cash dividend of $0.09 per share on August 14, 1998, to stockholders of record on July 30, 1998. The increase of $0.01 per share represents a 12.5% increase over the third quarter of 1997 cash dividend of $0.08 per share.

On March 20, 1998, First Northern approved a third stock repurchase program to repurchase up to 446,101 shares (5% of total shares outstanding) through the open market. These repurchased shares will be used to satisfy exercises of stock options. At September 30, 1998, 142,500 shares had been purchased at an average price of $13.42 per share.

ASSET QUALITY

First Northern currently classifies any loan on which a payment is 90 days or more past due as non-performing. The following table summarizes non-performing loans and assets:

                                 NON-PERFORMING LOANS AND ASSETS
                                 At September 30  At December 31
                                       1998            1997
                                 ---------------   -------------
                                      (Dollars in Thousands)
Non-accrual mortgage loans             $315            $333
Non-accrual consumer loans              130             107
                                       ----            ----
Total non-performing loans              445             440
Properties subject to foreclosure       119             135
Foreclosed properties and
  repossessed assets                     31              18
                                       ----            ----
Total non-performing assets            $595            $593
  total loans                          ====            ====
                                        .07%            .07%
                                        ===             ===
Non-performing assets as a percent
  of total assets                       .08%            .08%
                                        ===             ===

Total non-performing loans increased slightly as of September 30, 1998, as compared to December 31, 1997, primarily as a result of an increase in non-performing consumer loans. Management believes non-performing loans and assets, expressed as a percentage of total loans and assets, are far below state and national averages for financial institutions. There are no accruing, material loans which, at September 30, 1998, management has reason to believe will become non-performing or result in potential losses.

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

All of First Northern's loans are domestic meaning the loans are secured by real estate or collateral located in the continental United States.

A summary of the allowance for losses is shown below.

                                     LOAN LOSS ALLOWANCES
                                At and for the    At and for the
                              Nine Months Ended      Year Ended
                              September 30, 1998  December 31, 1997
                              ------------------  ------------------
                                        (Dollars in Thousands)
Mortgage Loans:
  Balance at the beginning
    of the period                   $1,624               $1,453
  Provisions for the period             81                  170
  Recoveries:
    One to four family residential       4
    Commercial real estate                                    1
                                    ------               ------
  Balance at the end of the period   1,709                1,624

Consumer Loans:
  Balance at the beginning
    of the period                    1,553                1,484
  Provisions for the period            234                  150
  Charge-offs:
    Consumer                           (33)                 (44)
    Automobile                         (40)                 (57)
    Recoveries:
    Consumer                             6                    8
    Automobile                          13                   12
                                    ------               ------
Balance at the end of the period     1,733                1,553
                                    ------               ------
Total loan loss allowances at the
  end of the period                 $3,442               $3,177
                                    ======               ======
Allowance as a percent of
  total loans                          .55%                 .53%
                                       ===                  ===
Allowance as a percent of
  non-performing loans              773.48%              722.05%
                                    ======               ======
Allowance as a percent of
  total assets                         .48%                 .48%
                                       ===                  ===
Allowance as a percent of
  non-performing assets             578.49%              535.75%
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

As the year 2000 approaches, this abbreviated date mechanism within Systems threatens to disrupt the function of computer software at nearly every business, including First Northern, which relies heavily on computer systems for account and other record keeping functions. If the millennium issue is ignored, system failures or miscalculations could occur, causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar normal business activities. First Northern outsources a majority of its data processing functions to a Milwaukee, Wisconsin--based company, Fiserv, Inc. ("Fiserv"). Because year 2000 problems could affect Fiserv, and hence the Savings Bank through its relationship with Fiserv, the Savings Bank has been engaged in ongoing discussions with Fiserv concerning potential year 2000 problems. These discussions have kept the Savings Bank abreast of Fiserv's progress in anticipating and avoiding year 2000 problems that could affect First Northern's operations. At September 30, 1998, Fiserv has advised First Northern that it has fully tested or renovated their systems for year 2000 issues. Client testing, which First Northern participated in as of October 11, 1998, revealed no significant issues.

Due to the interdependence of First Northern's Systems with other third party systems, there are risks of specific service outages if these parties do not sufficiently secure their systems from year 2000 issues. First Northern is corresponding with these vendors regarding the year 2000 status of their Systems. In addition to internal testing, where possible, coordinated year 2000 testing will take place with the third party service providers that have systems interfaced with First Northern's Systems. These third parties include, but are not limited to, telephone/data service providers, public utilities, the Federal Reserve, credit bureaus, credit card servicers, ATM networks, etc.

Based on recent assessments, First Northern has determined that it will be required to modify or replace certain portions of its internal software and hardware so that its Systems will function properly with respect to dates on or after September 9, 1999 ("9/9/99"). It is currently anticipated that the cost of these modifications will not exceed a total of $170,000 (pre-tax).
At September 30, 1998, approximately $100,000 has been spent on new equipment, software or other expenses for year 2000. First Northern presently believes that with these modifications, the year 2000 will not pose significant operational problems for its Systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 could have a material adverse impact on the operations of First Northern.

First Northern has currently completed the awareness, inventory and assessment phases of its year 2000 project. The analysis, conversion, implementation and testing phases are expected to be completed by the fourth quarter of 1998 or the first quarter of 1999. At this time, the analysis phase is approximately 98% completed and the conversion, implementation and testing phases are approximately 53% completed. The post implementation phase, which includes contingency planning, is 25% completed and is anticipated to be completed in the fourth quarter of 1998 or first quarter of 1999. First Northern expects to primarily use internal resources to reprogram, upgrade or replace and test its internal Systems including that of SFC.

                                     Percent           Time
     Year 2000 Initiative            Complete          Frame
----------------------------         --------      -------------
Inventory and Assessment               100%        11/97 - 4/98
Analysis                                98%         1/98 - 12/98
Renovation                              81%         3/98 - 3/99
Testing                                 53%         5/98 - 3/99
Contingency Planning                    25%         6/98 - 3/99


The categories of inventory and assessment, analysis, renovations, testing and contingency planning are consistent with the Office of Thrift Supervision ("OTS") definitions for these categories.

First Northern expects to use internal resources to reprogram, upgrade or replace and test its internal Systems. Internal resources are also being used to renovate SFC, a partially owned subsidiary operating in Milwaukee, Wisconsin.

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

                               RESULTS OF OPERATIONS

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are derived from average daily balances. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability. The yields and rates for the nine months ended September 30, 1998 and 1997 have been annualized.

                                       Nine Months Ended September 30
                                         1998                    1997
                              ------------------------ -----------------------
                                       Interest                Interest
                              Average   Earned/ Yield/ Average  Earned/  Yield/
                              Balance    Paid    Rate  Balance   Paid    Rate
                              --------  ------- ------ -------- -------  ------
                              (Dollars In Thousands)
Interest-earning assets (1):
  Mortgage loans              $450,648  $24,913  7.37% $422,892 $23,272   7.34%
  Consumer loans               160,250    9,938  8.27   145,407   9,159   8.40
  Investment securities (2)     34,087    1,582  6.19    28,628   1,355   6.31
  Interest-earning deposits      2,301       92  5.33       740      33   5.95
  Mortgage-related
    securities (2)              10,051      472  6.26    11,428     547   6.38
                              --------  -------  ----  -------- -------   ----
  TOTAL                        657,337   36,997  7.50   609,095  34,366   7.52

Interest-bearing liabilities:
  Passbook accounts             63,156    1,032  2.18    59,904     981   2.18
  NOW and variable rate
    insured money
    market accounts            116,627    2,155  2.46   103,711   1,872   2.41
  Time deposits                322,892   14,047  5.80   305,439  12,981   5.67
  Advance payments by
    borrowers for taxes and
    insurance                    5,225       91  2.32     5,279      88   2.22
  Borrowings                    98,576    4,328  5.85    80,181   3,555   5.91
                              --------  -------  ----  -------- -------   ----
  TOTAL                        606,476   21,653  4.76   554,514  19,477   4.68
                              --------  -------  ----  -------- -------   ----
Net interest-earning assets
  balance and interest
  rate spread                 $ 50,861           2.74% $ 54,581           2.84%
                              ========           ====  ========           ====
Average interest-earning
  assets, net interest income
  and net yield on average
  interest-earning assets     $657,337  $15,344  3.11% $609,095 $14,889   3.26%
                              ========  =======  ====  ======== =======   ====
Average interest-earning
  assets to interest-bearing
  liabilities                  108.4%                    109.8%
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

                                   Year Ended December 31
                                            1997
                                 ---------------------------
                                           Interest
                                 Average    Earned/   Yield/
                                 Balance     Paid      Rate
                                 --------  --------  -------
                                    (Dollars In Thousands)
Interest-earning assets (1):
  Mortgage loans                 $426,748  $31,443     7.37%
  Consumer loans                  148,614   12,529     8.43
  Investment securities (2)        29,154    1,844     6.33
  Interest-earning deposits           762       45     5.91
  Mortgage-related securities (2)  11,558      735     6.36
                                 --------   ------     ----
  TOTAL                           616,836   46,596     7.55

Interest-bearing liabilities:
  Passbook accounts                60,057    1,322     2.20
  NOW and variable rate insured
    money market accounts         104,665    2,536     2.42
  Time deposits                   307,423   17,579     5.72
  Advance payments by borrowers
    for taxes and insurance         6,652      149     2.24
  Borrowings                       82,644    4,905     5.94
                                 --------  -------     ----
  TOTAL                           561,441   26,491     4.72
                                 --------  -------     ----
Net interest-earning assets
  balance and interest
  rate spread                    $ 55,395              2.83%
                                 ========              ====
Average interest-earning
  assets, net interest income
  and net yield on average
  interest-earning assets        $616,836  $20,105     3.26%
                                 ========  =======     ====
Average interest-earning assets
  to interest-bearing liabilities  109.9%
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

                                       Nine Months Ended September 30
                                                1998 vs 1997
                                    -------------------------------------
                                          Increase(decrease) due to:
                                    -------------------------------------
                                                 (In Thousands)
                                                          Rate/
                                      Rate     Volume    Volume     Total
                                    --------  --------  --------   -------
Interest-earning assets:
  Mortgage loans                     $  95     $1,540     $   6     $1,641
  Consumer loans                      (142)       935       (14)       779
  Investment securities                (26)       258        (5)       227
  Interest-earning deposits             (3)        69        (7)        59
  Mortgage-related securities          (10)       (66)        1        (75)
                                     -----     ------      ----     ------
  TOTAL                              $ (86)    $2,736      $(19)     2,631
                                     =====     ======      ====     ------
Interest-bearing liabilities:
  Passbook accounts                            $   51                   51
  NOW and variable rate
    insured money market accounts     $ 39        239       $ 5        283
  Time deposits                        298        751        17      1,066
  Advance payments by borrowers
    for taxes and insurance              4         (1)                   3
  Borrowings                           (36)       817        (8)       773
                                      ----     ------      ----     ------
  TOTAL                               $305     $1,857      $ 14      2,176
                                      ====     ======      ====     ------
Net change in net interest
     income                                                         $  455
                                                                    ======

                                       Nine Months Ended September 30
                                                 1998 vs 1997
                                    -------------------------------------
                                          Increase(decrease) due to:
                                    -------------------------------------
                                                 (In Thousands)
                                                         Rate/
                                      Rate     Volume    Volume    Total
                                    --------  --------  --------  -------
Interest-earning assets:
  Mortgage loans                      $ 763     $1,801     $ 48     $2,612
  Consumer loans                        (88)     1,908      (16)     1,804
  Investment securities                  15        245        2        262
  Interest-earning deposits               6        (25)      (2)       (21)
  Mortgage-related securities           (14)        79       (2)        63
                                      -----     ------     ----     ------
  TOTAL                               $ 682     $4,008     $ 30      4,720
                                      =====     ======     ====     ------
Interest-bearing liabilities:
  Passbook accounts                   $ (23)    $   33     $ (1)         9
  NOW and variable rate
    insured money market accounts        92         54        2        148
  Time deposits                         175        852        9      1,036
  Advance payments by borrowers
    for taxes and insurance              (2)       (11)                (13)
  Borrowings                             77      1,976       55      2,108
                                      -----     ------     ----     ------
  TOTAL                               $ 319     $2,904     $ 65      3,288
                                      =====     ======     ====     ------
Net change in net interest
  income                                                            $1,432
                                                                    ======

STATEMENTS OF OPERATIONS AND INCOME

GENERAL. Net income increased 11.9% and 15.9% for the third quarter of 1998 and the first nine months of 1998 respectively, as compared to the same periods in 1997. The increase was primarily the result of increased interest-earning assets outstanding, non-interest income and gains on sales of loans.

INTEREST INCOME. Interest income on mortgage loans increased $516,000 in the third quarter of 1998 and $1,641,000 for the first nine months of 1998, as compared to the same periods in 1997 as a result of the increased dollar amount of mortgage loans outstanding and the increased average yield on the mortgage portfolio. Average mortgage loans outstanding for the nine months ended September 30, 1998, increased $27.8 million as compared to the same period in 1997.

However, since the beginning of 1998, First Northern has been reducing the level of upward interest rate adjustments or in some cases, de-escalating interest rate adjustable mortgage loans in response to the current interest rates on fixed and adjustable mortgage loans. The current interest rate environment also has made fixed interest rate mortgage loans more popular. In the first nine months of 1998, $84.2 million of fixed interest rate mortgage loans were originated as compared to $17.6 million in the first nine months of 1997.

Interest income on consumer loans increased $138,000 in the third quarter of 1998 and $779,000 in the first nine months of 1998 as compared to the same periods in 1997, as a result of increased consumer loans outstanding. Average consumer loans outstanding increased $14.8 million in the first nine months of 1998 as compared to the same period in 1997. This increase in average consumer loans outstanding is the result of continued purchases of indirect automobile loans from SFC, increased second mortgage loan originations ( a result of redesigning the open line-of-credit second mortgage loan product and mailings) and increased originations of other consumer loans. However, the average yield on consumer loans decreased for the first nine months of 1998 as compared to the same in 1997 as a result of overall market interest rates declining.

Average investment securities outstanding increased $5.5 million for the first nine months of 1998 as compared to the first nine months of 1997 which resulted in an increase in investment securities income of $227,000. Interest income on investment securities increased $103,000 for the third quarter of 1998 as compared to the same period in 1997 as a result of increased investment securities outstanding. First Northern purchases investment securities when it incrementally adds to the overall profitability of the Company and to aid in its asset and liability management.

Interest income on interest-earning deposits increased $39,000 in the third quarter of 1998 and $59,000 for the nine months ended September 30, 1998, as compared to the same periods in 1997 as a result of dollars being invested overnight and short-term. In recent history, First Northern has not had dollars available to invest short-term and has borrowed overnight funds to meet its loan funding and expense needs. Most recently, in particular beginning in the third quarter of 1998, deposit gains along with the sale of fixed interest rate mortgage loans has developed cash which has been invested overnight or short-term.

Interest income on mortgage-related securities decreased $52,000 in the third quarter of 1998 and $75,000 for the nine months ended September 30, 1998, as compared to same periods in 1997 as a result of decreased mortgage-related securities outstanding. Mortgage-related securities outstanding decreased as a result of pre-payments to the mortgage loans underlying the securities.

INTEREST EXPENSE. Interest expense on deposits increased $454,000 in the third quarter of 1998 and $1.4 million for the first nine months of 1998 as compared to the same periods in 1997 as a result of increased deposits outstanding and increased cost of deposits. First Northern has utilized various time deposit terms and "special" interest rates on those various time deposit terms to attract new deposits. In addition, the Savings Bank has acquired jumbo deposits to aid its deposit growth (See Financial Condition -- Balance Sheet -- Deposits).

Interest expense on borrowing increased $178,000 in the third quarter of 1998 and $773,000 for the nine months ended September 30, 1998, as compared to the same periods in 1997 as a result of increased average borrowings outstanding. First Northern anticipates it will continue to emphasize growth in interest-earning assets and will fund a portion of this growth with borrowings if it incrementally adds to the profitability to the Company. First Northern primarily borrows from the Federal Home Loan Bank of Chicago and staggers the borrowings' maturities from overnight to 10 years.

PROVISION FOR LOAN LOSSES. First Northern increased its provision for loan losses in the third quarter of 1998 and the first nine months of 1998 as a result of changes within the composition of the loan portfolio and growth in the loan portfolio. The loan loss allowance as of September 30, 1998, was $3,442,000 or .55% of total loans and 773.5% of non-performing loans.

Management believes that the current loan loss allowance is adequate; however, the adequacy of the loan loss allowance is reviewed as historical loan loss experience changes, the size and composition of the loan portfolio changes, changes occur in the general economy and as may otherwise be deemed necessary.

NON-INTEREST INCOME. Fees on serviced loans for the third quarter of 1998 and the first nine months of 1998 decreased primarily as a result of the amortization of the mortgage servicing asset in accordance with generally accepted accounting principles. As the principal of a mortgage loan which was sold (with servicing retained), repays or prepays, the mortgage servicing asset is reduced and netted from fees on serviced loans, thereby reducing the income on the serviced loans.

Deposit account service charges increased $35,000 in the third quarter of 1998 and $56,000 for the nine months ended September 30, 1998, primarily as a result of debit card fee income. Each time First Northern's debit card is used, a fee, which varies with each merchant, is paid to the Savings Bank by the debit card company. The Savings Bank promotes the use of its debit card by direct mail.

Gains on the sale of loans increased substantially in the third quarter of 1998 and the nine months ended September 30, 1998, as compared to the same period in 1997 as a result of increased loan sales. (See Financial Condition--Balance Sheet--Loans Receivable)

Other non-interest income increased $65,000 in the three months ended September 30, 1998 and $341,000 in the first nine months of 1998, as compared to the same periods in 1997, primarily as the result of BOLI. In December of 1997, First Northern purchased $7.4 million of life insurance to partially offset the future cost of employee benefits.

NON-INTEREST EXPENSE. Compensation expense increased $128,000 in the third quarter of 1998 and $234,000 for the nine months ended September 30, 1998, as a result of salary increases, overtime wages paid to loan origination personnel and accruals for the directors deferred retirement plan and officers supplemental retirement plan.

Occupancy expenses increased slightly for the third quarter and decreased slightly for first nine months of 1998 as compared to the same periods in 1997 primarily as the result of the reduced amount of landscape maintenance. In 1997, landscape maintenance expense was increased as a result of refurbishing the landscape at a number of offices.

Data processing expense increased $12,000 in the third quarter of 1998 and $46,000 in the first nine months of 1998 primarily as the result of the PC based teller system installed in 1997 and the related expenses to the PC based teller system.

Furniture and equipment expense decreased $3,000 in the three months ended September 30, 1998 and $24,000 in the nine months ended September 30, 1998, primarily as a result of a reduction in furniture and equipment depreciation. A number of pieces of furniture were fully depreciated in the fourth quarter of 1997, thereby reducing the depreciation expense on an ongoing basis.

Marketing expense for the third quarter and the first nine months of 1998 increased substantially as a result of increased advertising and marketing of deposits and loan products. First Northern believes that growth in lending and deposit volumes necessitates increased marketing of those products and hence, increased marketing costs.

Other expenses increased for the three and nine months ended September 30, 1998, as compared to the same periods in 1997 primarily as a result of increased costs associated with the operations of SFC, professional fees and costs associated with the debit-card.

INCOME TAXES. The effective income tax rate for the third quarter of 1998 was 34.1% as compared to 37.7% in the third quarter of 1997 and 34.7% for the nine months ended September 30, 1998, as compared to 37.9% for the nine months ended September 30, 1997. The decrease in effective income tax rate in the third quarter of 1998 and the first nine months of 1998 was the result of the purchase of BOLI. Since the Company intends to hold the life insurance policies until the participants death, BOLI interest income is not taxable.
In addition, First Northern moved its indirect automobile loan portfolio to FNII at the beginning of the second quarter of 1998 which has reduced state franchise taxes.

                     LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Federal regulations historically have required the Savings Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows, and is currently 5% of net withdrawable deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government and agency securities and other obligations generally having remaining maturities of less than five years. The Savings Bank has historically maintained its liquidity ratio at a level in excess of that required by the Office of Thrift Supervision ("OTS"). The Savings Bank's monthly average liquidity ratio at September 30, 1998, was 6.46%, as compared to 5.67% at December 31, 1997.
The liquidity ratio increased slightly as compared to the liquidity ratio at December 31, 1997, as a result of the purchase of investment securities and an increase in cash and cash equivalents. The Savings Bank believes that its maintenance of excess liquidity, above the 5% federally required total liquidity ratio, is an appropriate strategy to aid in proper asset and liability management.

Liquidity management is both a daily and long-term responsibility of management. The Savings Bank adjusts its investments in liquid assets based upon managements' assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits; and
(iv) the objectives of its asset and liability management program. Excess liquidity is invested generally in interest-earning overnight deposits and other short-term government and agency obligations. When the Savings Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB of Chicago or other sources. The FHLB of Chicago limits advances to member institutions to an aggregate amount not to exceed 35% of the member institution's total assets. Wisconsin law permits First Northern, without the prior written approval of the Wisconsin Department of Financial Institutions --- Division of Savings Institutions, to borrow an aggregate amount not to exceed 50% of its total assets.

CAPITAL RESOURCES AND REGULATORY INFORMATION

First Northern's net worth to total assets ratio at September 30, 1998, for State of Wisconsin regulatory requirements was 10.20% or 4.20% over the Wisconsin minimum legal requirement of 6.00% of total assets established by the Division of Savings Institutions of the Department of Financial Institutions, which regulates First Northern. The OTS capital rules require savings associations to meet three separate capital standards: (i)Tangible capital equal to 1.5% of adjusted total assets; (ii) Core capital equal to 3% of adjusted total assets; and (iii) Risk-based capital equal to 8.0% of the value of risk weighted assets.

As of September 30, 1998, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Savings Bank must maintain minimum tangible, core and risk based ratios as set forth in the table. As a state-chartered savings institution, the Savings Bank is also subject to a minimum capital requirement of the State of Wisconsin. Management believes, as of September 30, 1998, that the Savings Bank exceeds all capital adequacy requirements to which it is subject. There are no conditions or events since that notification that management believes have changed the Savings Bank's categorization as well capitalized.

The Savings Bank's required and actual capital amounts and ratios are presented in the following table.


                                                               To Be Well
                                                 Maximum      Capitalized
                                                 Required     Under Prompt
                                                For Capital    Corrective
                                                 Adequacy        Action
                                  Actual         Purposes      Provisions
                               -------------    ------------  -------------
                               Amount  Ratio    Amount Ratio  Amount  Ratio
                               ------  -----    ------ -----  ------  -----
                                           (Dollars in Thousands)
As of September 30, 1998:
  Tangible Capital            $67,678   9.6%   $10,628  1.5%    N/A      N/A
    (to Tangible Assets)
  Core Capital                 67,678   9.6%    21,255  3.0%   $35,425   5.0%
    (to Tangible Assets)
  Risk-Based Capital           71,120  15.7%    36,254  8.0%    45,317  10.0%
    (to Risk-Weighted Assets)
  State of Wisconsin Capital   72,256  10.2%    42,623  6.0%    42,623   6.0%
    (to Total Assets)

As of December 31, 1997:
  Tangible Capital            $68,073  10.2%   $ 9,988  1.5%    N/A      N/A
    (to Tangible Assets)
  Core Capital                 68,073  10.2%    19,976  3.0%   $33,293   5.0%
    (to Tangible Assets)
  Risk-Based Capital           71,250  16.7%    34,232  8.0%    42,790  10.0%
    (to Risk-Weighted Assets)
  State of Wisconsin Capital   72,318  10.8%    40,062  6.0%    40,062   6.0%
    (to Total Assets)


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.

        See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in 1997 Form 10-K which will be updated in the 1998 Form 10-K.


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



                                         FIRST NORTHERN CAPITAL CORP.
                                      ----------------------------------
                                                 (Registrant)





Date: November 12, 1998                         /s/ Rick B. Colberg
      -------------------               -------------------------------
                                        Rick B. Colberg
                                        Vice President and
                                        Chief Financial Officer
                                        (Mr. Colberg is also duly
                                           authorized to sign on behalf
                                           of registrant)

                         FIRST NORTHERN CAPITAL CORP.
                             (the "Registrant")

                         Commission File No. 0-27982

                                  * * * * *
                                EXHIBIT INDEX

                                      TO

                    THIRD QUARTER 1998 REPORT ON FORM 10-Q

Exhibit                               Incorporated Herein    Filed or Submitted
Number          Description             By Reference To            Herewith
-------------------------------------------------------------------------------

11.1  Statement regarding computation
      of per share earnings                                             X

27.1  Financial Data Schedule, which is
      submitted electronically to the
      Securities and Exchange
      Commission for information
      only and not filed.                                               X

27.2  Restated Financial Data Schedule for the
      nine months ended September 30, 1997, due to the
      adoption of FAS 128 in fiscal year 1998,
      which is submitted electronically to the
      Securities and Exchange Commission
      for information only and not filed.                               X



                                                                 Exhibit 11.1

                           First Northern Capital Corp.
                   Computation of Net Income Per Common Share

                                    Three Months            Nine Months
                                 Ended September 30     Ended September 30
                                   1998       1997       1998       1997
                                ---------  ---------   ---------  ---------
BASIC:
Weighted average common
   shares outstanding during
   each period                  8,822,095  8,838,294   8,863,039  8,821,139
                                =========  =========   =========  =========

DILUTED:
Weighted average common shares
  outstanding during
  each period                   8,822,095  8,838,294   8,863,039   8,821,139
Incremental shares relating to:
  Dilutive stock options
    outstanding at end of
    each period (1)               228,201    279,759     249,482     229,868
                                ---------  ---------   ---------   ---------
                                9,050,296  9,118,053   9,112,521   9,051,007
                                =========  =========   =========   =========

NET INCOME FOR EACH PERIOD     $1,773,740 $1,585,879  $5,133,241  $4,430,065
                               ========== ==========  ==========  ==========

PER COMMON SHARE AMOUNTS:
  Basic net income                  $0.20      $0.18       $0.58       $0.50
                                    =====      =====       =====       =====
  Diluted net income                $0.20      $0.17       $0.56       $0.49
                                    =====      =====       =====       =====

-------------------------

Notes:
  (1) Based on treasury stock method using average market price.