Form 10-K
period 1998-12-31
FIRST NORTHERN CAPITAL CORP
filed 1999-03-18
CIK 1002213

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1998

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

Registrant's telephone number, including area code: (920) 437-7101
                                                    --------------

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

                                Yes X         No
                                   ---          ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 26, 1999, 8,807,659 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $11.50 last sale price quotation on The Nasdaq Stock Market, Inc./National Market as reported in the Wall Street Journal) held by non-affiliates (excludes a total of 1,187,937 shares reported as beneficially owned by directors and executive officers or held in the registrant's 401(k) Savings Plan; does not constitute an admission as to affiliate status) was approximately $87,626,803.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                               PART OF FORM 10-K INTO WHICH
             DOCUMENT                     PORTIONS OF DOCUMENT ARE INCORPORATED
             --------                     -------------------------------------

Proxy Statement for Annual Meeting of
Stockholders on April 28, 1999                           Part III

                                     FIRST NORTHERN CAPITAL CORP.

               FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                                FOR THE YEAR ENDED DECEMBER 31, 1998



                                              TABLE OF CONTENTS

ITEM                                                                                                    PAGE

                                                   PART I

1.       Business........................................................................................1-29
2.       Properties.....................................................................................29-30
3.       Legal Proceedings.................................................................................30
4.       Submission of Matters to a Vote of Security Holders...............................................30
         Executive Officers of the Registrant...........................................................31-32

                                                   PART II

5.       Market for Registrant's Common Equity and Related Stockholders Matters............................33
6.       Selected Financial Data........................................................................34-35
7.       Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................................................36-51
7A.      Quantitative and Qualitative Disclosures About Market Risk.....................................52-53
8.       Financial Statements and Supplementary Data....................................................54-85
9.       Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........................................................86

                                                  PART III

10.      Directors and Executive Officers of the Registrant................................................86
11.      Executive Compensation............................................................................86
12.      Security Ownership of Certain Beneficial Owners and Management....................................86
13.      Certain Relationships and Related Transactions....................................................86

                                                   PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................87
         Signatures........................................................................................88

                                     PART I.

ITEM 1.  BUSINESS

OVERVIEW. First Northern Capital Corp. (the "Company" or "First Northern"), a unitary savings and loan holding company, was incorporated in Wisconsin in 1995 for the purpose of owning all of the outstanding stock of First Northern Savings Bank, S.A. (the "Savings Bank"), a Wisconsin chartered capital stock savings and loan association, which reorganized into the holding company structure effective December 20, 1995 (the "Reorganization"). At that date, each outstanding share of the Savings Bank's common stock was converted into one share of the Company's common stock. Consequently, the former holders of all the outstanding stock of the Savings Bank acquired the same proportionate ownership interest in First Northern as they had held in the Savings Bank. The consolidated capitalization, assets, liabilities, income and other financial data of First Northern immediately following the Reorganization were substantially the same as those of the Savings Bank immediately prior to consummation of the Reorganization. The Reorganization was effected to provide greater flexibility in meeting the Company's future financial and competitive needs. All data presented in this 10-K for dates and periods prior to December 20, 1995 relate to the Savings Bank. All references herein to First Northern or the Company for any date or period prior to consummation of the Reorganization shall be deemed to refer to the Savings Bank.

     The Savings Bank is the only direct subsidiary of the Company and its operations are the primary contributor to the Company's earnings and expenses. The Savings Bank's business consists primarily of attracting deposits from the general public and originating loans throughout its Northeastern Wisconsin branch network. Great Northern Financial Services Corporation ("GNFSC") (formerly known as Great Northern Development Corporation), a wholly owned subsidiary of the Savings Bank, offers full brokerage services to the public, including the sale of tax deferred annuities and mutual funds, and sells credit life and disability insurance. Another wholly owned subsidiary, First Northern Investments, Inc. ("FNII"), manages a majority of the Savings Bank's investments and purchases automobile loans from Savings Financial Corporation ("SFC"). The Savings Bank's 50% owned subsidiary, SFC, originates, services and sells automobile loans to FNII, the Saving Bank and its other parent corporation.

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

CAUTIONARY FACTORS. This Form 10-K contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the
Company: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; unforeseen costs and consequences of the year 2000 problem; and changes in the quality or composition of the Savings Bank's loan and investment portfolios and the investment portfolio of FNII.


THE THRIFT INDUSTRY. The operations of First Northern and the Savings Bank, as well as other savings associations and other financial institutions, are significantly influenced by general economic conditions, by the related monetary, tax and fiscal policies of the federal government and by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and in the case of First Northern and the Savings

Bank, the Wisconsin Department of Financial Institutions---Division of Savings Institutions ("WDFI-Administrator"). First Northern's results of operations are also affected by accounting principles and regulations adopted by the Financial Accounting Standards Board ("FASB") and other organizations. Deposit flows and costs of funds are influenced by interest rates on competing investments, general market rates of interest, the level of personal savings and the public perception of the financial strength of the industry. Lending activities are affected by the demand for mortgage financing and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and market forces acting upon the supply of housing and the availability of funds.

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

ACQUISITIONS. On April 28, 1994, Prime Federal Bank, FSB ("Prime Federal") merged with and into the Savings Bank. As a part of the business combination, the Savings Bank exchanged 2.8275 shares of its common stock for each share of Prime Federal common stock outstanding, resulting in the issuance of 2,486,000 shares of the Savings Bank's common stock. The transaction was accounted for as a pooling of interests.

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

         The Wisconsin Statutes governing savings associations and their holding companies provide for regional reciprocal interstate banking which permits additional competitors to enter First Northern's primary market and may tend to create further concentration in the financial services industry. Under Wisconsin law, Wisconsin chartered savings institutions may open branches in Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri and Ohio, provided that reciprocal legislation is adopted in such states (the "Regional States"). Currently, all but Missouri have adopted reciprocal legislation. A Wisconsin based savings and loan holding company is able to acquire a savings institution or holding company in any of the Regional States and such a holding company located in a Regional State is able to make similar acquisitions in Wisconsin. In addition, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which allows bank holding companies that are adequately capitalized and adequately managed to acquire banks anywhere in the nation regardless of whether the acquisition is prohibited under state law, also created further competition and concentration in the financial services industry.

LENDING ACTIVITIES. First Northern has traditionally concentrated on originations of adjustable and fixed interest rate one- to four-family mortgage loans and consumer loans. First Northern also originates five or more family residential, commercial real estate and short-term construction mortgage loans. Adjustable interest rate mortgage loans are originated for First Northern's portfolio; while 30 year fixed interest rate mortgage loans are primarily originated for sale in the secondary mortgage market. Fixed interest rate mortgage loans with terms of 15 and 20 years are retained in First Northern's mortgage loan portfolio. At December 31, 1998, approximately 76% of First Northern's mortgage loan portfolio was interest rate adjustable as compared to 89% at December 31, 1997.

         To aid in matching maturities of its assets and liabilities, First Northern originates second mortgage loans, automobile, boat, recreational vehicle and other types of consumer loans. These loans are generally of shorter maturities than first mortgage loans and are originated at both adjustable or fixed interest rates.

         First Northern anticipates that it will start a commercial banking division in 1999 which would originate commercial loans. First Northern has hired an experienced commercial banking person to guide the development of this division.

         First Northern lends primarily in its eight county market area in Northeastern Wisconsin. At December 31, 1998, approximately 99.1% of the total dollar amount of First Northern's mortgage loans outstanding were on properties located in Wisconsin with the other 0.9% representing properties located primarily in other Midwestern states.

         First Northern's loan portfolio of $647.9 million before deductions at December 31, 1998 was 90.0% by dollar volume of its total assets. As of that date, approximately 68.3% by dollar volume of the loan portfolio consisted of conventional first mortgage loans secured by one- to four-family residences, with an additional 24.4% by dollar volume in consumer loans, 4.9% by dollar volume in multi-family (more than four) residential properties, 1.9% by dollar volume in commercial real estate properties and 0.5% by dollar volume in other properties.

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

         The maturities and average periods that loans actually remain outstanding, together with the variability of loan interest provisions, in each case as compared with the corresponding factors for loan funding sources, are the key determinants of a lender's exposure to interest rate risk. Loan sales may also be used as a means of reducing interest rate risk. First Northern's general policy, which is subject to review by management as a result of changing market and economic conditions, and other factors, is to retain all adjustable interest rate mortgage loans in its portfolio and to keep up to approximately 25% of the mortgage portfolio in fixed interest rate mortgage loans. The percentage of fixed mortgage loans held in the loan portfolio was increased from 20% to 25% in 1998 as a result of First Northern's asset and liability position which allowed for some additional interest rate risk and other investment opportunities in the market. First Northern estimates that generally not more than 5% of the total mortgage portfolio will be in 30 year fixed interest rate mortgage loans. This policy is part of First Northern's asset/liability management strategy.

         Mortgage loans made by First Northern generally are long-term loans, amortized on a monthly basis with principal and interest due each month. First Northern does not include a prepayment penalty on one-to four-family owner-occupied mortgage loans. Although the original contractual loan payment period for mortgage loans normally ranges from 15 to 30 years, First Northern's experience has been that, because of prepayments in connection with refinancing and sales of property, mortgage loans typically remain outstanding for a substantially shorter period. First Northern estimates that the average range of time mortgage loans are outstanding is approximately six to ten years.

         Management of First Northern is committed to matching the maturities of assets and liabilities. In furtherance of this goal, management's policy is to emphasize the origination of consumer loans and other loans having short maturities, such as three to six years, and mortgage loans which are interest rate adjustable or are eligible for sale in the secondary market. At December 31, 1998, consumer loans (second mortgage, automobile and other consumer loans) outstanding totaled $158.3 million. Consumer loan originations and purchases for the year ended December 31, 1998 were $99.6 million, of which $32.8 million or 32.9% were interest rate adjustable. Consumer loan originations and purchases in 1997 were $98.2 million, of which $29.2 million or 29.7% were interest rate adjustable, and in 1996 originations and purchases were $88.3 million, of which $25.0 million or 28.3% were interest rate adjustable.

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

LOAN ORIGINATIONS. First Northern has general authority to lend anywhere in the United States; however, it has chosen to concentrate its mortgage origination activities in Northeastern Wisconsin with primary emphasis in the counties served by its offices. As of December 31, 1998, First Northern had only 101 loans secured by out-of-state properties, representing $4.4 million or 0.9% of the total dollars in its mortgage loan portfolio. First Northern's mortgage lending is subject to written, non-discriminatory underwriting guidelines and to loan origination procedures approved annually by First Northern's Board of Directors. Property appraisals by independent appraisers, in accordance with First Northern's appraisal policy, are required. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and employment and income confirmations. Loans are reviewed and approved as directed by the underwriting guidelines established by the Board of Directors.

         At December 31, 1998, First Northern serviced for others $150.2 million of whole loans and participation interests in mortgage loans. In addition, as of December 31, 1998, First Northern had approximately $116.0 million of 15, 20 and 30 year fixed interest rate mortgages in its mortgage investment portfolio. See "Loan Interest Rates and Terms" above. In 1998, 1997 and 1996, First Northern sold $63.2, $18.7, and $11.1 million, respectively of fixed interest rate mortgage loans to the secondary market in accordance with First Northern's asset and liability management policy. First Northern also originates mortgage loans for the Wisconsin Department of Veterans Affairs ("WDVA") and the Wisconsin Housing and Economic Development Authority ("WHEDA"), which result in additional origination fees and servicing income. First Northern does not currently originate a significant amount of Federal Housing Administration ("FHA") insured or Veterans Administration ("VA") partially guaranteed loans.

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

         During 1998, First Northern purchased $15.0 million of single-family home loans, $1.7 million in multi-family loans and $0.6 million in commercial real estate loans from others. In 1997, First Northern purchased $7.8 million of single-family home loans, $3.7 million in multi-family loans, and $1.0 million in commercial real estate loans. In 1996, First Northern purchased $8.4 million of single-family loans, $0.8 million of multi-family loans, and no commercial real estate loans.

         First Northern requires borrowers to obtain title insurance or abstracts of title, depending on the type of mortgage product, on first mortgage real estate loans. Home equity loan borrowers are required to obtain a title search before and after the loan is originated to assure First Northern that the loan has been properly recorded and secured. Borrowers also must obtain hazard insurance prior to closing and, when required by the Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which First Northern makes disbursements for items such as real estate taxes and private mortgage insurance premiums as they become due. First Northern is required by Wisconsin law to pay interest on mortgage escrow accounts for loans originated after January 31, 1983 and is secured by one- to four-family, owner-occupied residences. The interest rate is based on the annual average of passbook interest rates paid by all Wisconsin financial institutions (2.83% for 1998). Currently, approximately 86.7% of the escrow dollars are interest bearing. The interest rate paid on escrow dollars is adjusted annually. The interest rate to be paid on qualified mortgage escrow dollars in 1999 is 2.74%.

         Regulations of the WDFI-Administrator also limit the amount which First Northern may lend up to specific percentages of the value of the real property securing the loan (referred to as "loan-to-value" ratios), as determined by an appraisal at the time the loan is originated. A loan secured by a first lien mortgage may not exceed 90% of the appraised value of the real estate security unless, among other things, the portion exceeding that percentage is insured or guaranteed by a mortgage insurance company against losses resulting from borrower default or the loan is guaranteed by a federal or state agency. First Northern's policy is to not make first mortgage loans in excess of 80% of the lower of the appraised value or the purchase price unless the excess is insured by private mortgage insurance or the loan is guaranteed by a federal or state agency. Real estate loans secured by other than a first lien must also conform generally to First Northern's policy of limiting loans to 80% of value. First Northern adjusted its policy in 1998 to 100% of value on other than first lien mortgages. All mortgage loan applications are reviewed by First Northern's corporate underwriting staff to ensure compliance with its uniform loan underwriting guidelines.

         The federal agencies regulating First Northern have also established real estate lending standards, that, among other things, create loan-to-value ratios for various real estate loan categories. First Northern's current underwriting standards, as stated above, conform with these real estate lending standards.

         First Northern has been expanding its consumer lending portfolio, which generally consists of home equity, automobile, boat, recreational vehicles, credit card and other loans, to obtain higher yields, to serve the needs of its customers and to aid in the management of interest rate risk. In addition, First Northern purchases automobile loans from its subsidiary, SFC, which originates automobile loans on an indirect basis for its parent companies. First Northern has historically experienced relatively low delinquencies and few losses on consumer loans.

  LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of First Northern's loan portfolio (excluding loans held for sale) by type of collateral at the dates indicated. The table does not reflect loans sold and serviced for others. First Northern continues to service loans sold to others.


                                                                       Year Ended December 31
                                 ---------------------------------------------------------------------------------------------------
                                       1998                1997                1996                1995                1994
                                 -------------------  -------------------  ------------------  -----------------  ------------------
                                                                      (Dollars In Thousands)
Mortgage loans:
     One- to four-family
          residential              $416,974   64.36% $393,563    64.74%   $376,189   66.72% $352,449     69.08% $350,291    69.54%
     Five or more family
          residential                32,013    4.94    24,506      4.03     20,154    3.57    17,591      3.45    18,478     3.67
     Commercial real estate           7,546    1.16     9,269      1.52      9,975    1.77    10,028      1.97     9,501     1.89
     Construction-residential        25,467    3.93    19,192      3.16     16,306    2.89    10,782      2.11     6,916     1.38
     Construction-commercial          4,470    0.69     2,156      0.35      1,701    0.30     1,225      0.24     1,533     0.30
     Other                            3,129    0.48     2,226      0.37      1,900    0.34     1,788      0.35     1,533     0.30
                                    -------  ------   --------  -------   --------  ------- --------     ------  -------  -------
          Total mortgage loans      489,599  75.564    50,912     74.17    426,225   75.59   393,863     77.20   388,252    77.08

Consumer loans:
     Consumer                        18,416    2.84    18,200      2.99     18,179    3.22    20,307     3.982     1,756     4.32
     Second mortgage                 66,426   10.25    68,596     11.28     59,148   10.49    46,528      9.12    29,454     5.85
     Automobile                      73,502   11.35    70,276     11.56     60,339   10.70    49,504      9.70    53,527    10.63
     Education                                                                                                    10,677     2.12
          Total consumer loans      158,344   24.44   157,072     25.83    137,666   24.41   116,339     22.80   115,414    22.92
                                    -------  ------   --------  -------   --------  ------- --------     ------  -------  -------

          Gross total loans         647,943  100.00%  607,984    100.00%   563,891  100.00%  510,202    100.00%  503,666   100.00%
                                             ======              ======             ======              =======            ======

     Less:
          Undisbursed loan
             proceeds                11,750            10,290                5,942             6,071               3,146
          Allowance for losses        3,531             3,177                2,937             2,608               2,400
          Unearned loan fees            923               988                1,017               988               1,059
                                    -------            -------            --------           -------             -------

          Net loans receivable     $631,739          $593,529             $553,995          $500,535            $497,061
                                    =======           =======              =======           =======             =======

CONTRACTUAL MATURITIES OF LOANS. The following table presents information as of December 31, 1998 regarding loan maturities and contractual principal repayments by categories of loans during the periods indicated. Loans with adjustable interest rates are shown as maturing in the year of their contractual maturity.


                                  PRINCIPAL REPAYMENTS CONTRACTUALLY DUE IN YEAR(S) ENDED DECEMBER 31

                                                             2002-        2004-        2008-     AFTER
                       1999          2000       2001         2003         2007         2012      2012          TOTAL
                     --------      -------    --------     --------     --------    ---------  ----------    ---------
                                                                   (In Thousands)

Loans:
  Mortgage           $    574    $     410    $  2,408    $   7,160      $25,311      $72,935    $350,864     $459,662
  Mortgage
   construction(1)      5,273          650                    4,100                                19,914       29,937
  Consumer loans       24,478       22,636      22,829       32,998       33,514       18,326       3,563      158,344
                     --------     --------    --------     --------     --------     -------- -----------    ---------


Total                 $30,325      $23,696     $25,237      $44,258      $58,825      $91,261    $374,341     $647,943
                      =======      =======     =======      =======      =======      =======    ========     ========




(1) First Northern's mortgage construction loans are originated for either the construction phase or the combined construction and full amortization term of the loan.

          Of the $617.6 million of loans contractually due after December 31, 1999, approximately $226.0 million have fixed interest rates and approximately $391.6 million have adjustable interest rates.

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

MORTGAGE AND CONSUMER LOANS. The following table sets forth activity for First Northern's investment and held- for-sale loan portfolios for the periods indicated.

                                                                    YEAR ENDED DECEMBER 31
                                                   1998         1997         1996          1995       1994
                                                ---------    ---------    ----------    --------   ----------
                                                                       (IN THOUSANDS)
Mortgage loans originated and purchased:
  Construction - Residential                   $  31,115    $  25,709    $  25,695    $  17,265      $17,912
  Construction - Commercial                        5,930                       901           51          794
  Loans on existing property                      59,021       51,536       49,017       37,491       51,652
  Refinancing (1)                                153,614       42,166       35,497       15,130       33,068
  Other loans                                      2,049        2,398        2,668        2,560        1,316
                                             -----------  -----------  -----------  -----------     --------
    Total mortgage loans originated
     and purchased                               251,729      121,809      113,778       72,497      104,742

Consumer loans originated and purchased:
  Other consumer                                   9,912        8,670        7,615        8,773       11,150
  Second mortgage                                 38,747       36,896       32,548       30,474       25,340
  Automobile                                      48,661       50,059       45,722       26,109       39,842
  Education                                        2,317        2,568        2,382        2,895        3,290
                                             -----------  -----------  -----------  -----------    ---------
    Total consumer loans originated
     and purchased                                99,637       98,193       88,267       68,251       79,622
                                              ----------   ----------   ----------   ----------     --------

Mortgage loans sold                              (63,180)     (18,668)     (11,065)     (11,583)     (18,174)

Education loans sold                              (2,391)      (2,491)      (3,187)     (10,489)

Loan repayments and other credits               (247,586)    (154,750)    (134,104)    (112,140)     (97,167)
                                               ---------    ---------    ---------    ---------     --------

Net increase in real estate
  loans and other loans                        $  38,209    $  44,093    $  53,689   $    6,536      $69,023
                                               =========    =========    =========   ==========      =======


(1) Refinanced mortgage loans are stated as gross dollars. Net new refinanced dollars for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, were $42.2 million, $25.7 million, $24.9 million, $10.8 million, and $21.7 million, respectively. Net new dollars are the additional dollars that were disbursed above an existing loan balance for the same borrower and property.

        First Northern is permitted to make secured and unsecured consumer loans including automobile, recreational vehicle, marine and other consumer loans, home equity, property improvement, manufactured housing, education and deposit account loans. At December 31, 1998, consumer loans represented 24.4% of total loans.

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

         Under Wisconsin law, unindexed adjustable rate provisions contained in first lien mortgage loans made on one- to four-family owner-occupied dwellings may: (1) permit rate increases to be made as often as once every 6 months, upon 30 days' written notice, and in increments of up to 1% each; and (2) enable a lender that has waived a permitted interest rate increase to subsequently increase the interest rate to the level that would have been in effect had the opportunity for an increase not been waived.

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

         First Northern has originated both unindexed and indexed adjustable interest rate mortgages. With both types of adjustable rate forms, First Northern has generally fixed the interest rate for the first one, two, three or five years of the loan term. The unindexed adjustable interest rate loans also provide for a maximum interest rate adjustment of 1% during each 12 month period thereafter. The indexed adjustable rate loan provides for a maximum interest rate adjustment of the lesser of the index or 1% to 2% depending on origination date of the loan, during each 12 month period. Since February 1985, First Northern has originated adjustable interest rate mortgage loans using contracts which contain interest rate adjustment clauses allowing a lifetime interest rate adjustment of between 5% and 8% over the original contract interest rate on all residential mortgage loans.

         First Northern has been able to exercise its escalation and de-escalation rights under the interest rate adjustments clauses on its mortgage loan portfolio. The use of the adjustment clause gives First Northern greater control over its income and portfolio retention due to its ability to increase or decrease interest yields on its mortgage portfolio. See "Loan Interest Rates and Terms" above.

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

         The OTS has established a classification system for problem assets. Under the OTS regulation, problem assets are classified as "substandard," "doubtful," or "loss." Assets classified as loss are required to be charged-off. Assets classified as doubtful or substandard do not require a write-off of the amounts so classified but may necessitate additions to the general allowance for loan losses. An institution's determination as to the classification of its assets and the amount of valuation allowances are subject to review by the District Director of the OTS or the FDIC, who could order the establishment of additional loan loss allowances.

         The following table identifies the dollar amount of loans that are classified as substandard, doubtful or loss as of the dates indicated.


                                                                                 AS OF DECEMBER 31
                                                                    1998              1997              1996
                                                                   ------           --------          --------
                                                                                 (IN THOUSANDS)
    Substandard                                                      $441               $578              $905
    Doubtful                                                            6                 16                21
    Loss                                                               14                                    9
                                                                   ------           --------           -------

    Total Classified Assets                                          $461               $594              $935
                                                                     ====               ====              ====


        The decrease in the amount of total classified assets in 1998 was the result of a decrease in overall delinquencies.

ALLOWANCES FOR LOSSES. Allowances for losses on loans, real estate, and repossessed assets are based on management's evaluation of various factors including, but not limited to, general economic conditions, loan portfolio composition, prior loss experience, estimated sales price of collateral, regulatory environment and holding and selling costs.

        While First Northern has a low level of non-performing assets and low historical charge-off experience, the inherent credit risk within the portfolio (primarily relating to the indirect automobile loan portfolio) has increased. It is this increase which primarily resulted in the increase in the loan loss allowance.

        At December 31, 1994, First Northern's automobile loan portfolio was $53.5 million as compared to $73.5 million at December 31, 1998. This increase of $20.0 million represents a 37.4% growth in the automobile loan portfolio while the allowance for all loan losses increased from $2.4 million to $3.5 million.

        Management believes that the allowances for losses on loans, real estate, and repossessed assets are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions or regulatory requirements.

        All of First Northern's loans are domestic. A summary of the allowance for loan losses is shown below.


                                                                   FOR THE YEAR ENDED DECEMBER 31
                                                ----------------------------------------------------------------
                                                   1998         1997          1996         1995          1994
                                                ----------   ----------    ----------   ----------    ----------
                                                                      (DOLLARS IN THOUSANDS)
Mortgage loans:
    Balance, beginning of year                    $1,624       $1,453        $1,578       $1,499        $1,426
    Provisions                                       186          170            10           79
    Charge-offs:
       One- to four-family residential                (1)                                                  (20)
    Recoveries:
      One- to four-family residential                  4                                                    24
      Commercial real estate                                        1             1
                                                  ------       ------        ------       ------        ------
    Net recoveries                                     3            1             1                          4
                                                  ------       ------        ------       ------        ------
    Transfer of loss reserve                                                   (136)
    Adjustment to conform pooled
      companies' fiscal year ends                                                                           69
                                                  ------       ------        ------       ------        ------
    Balance, end of year                           1,813        1,624         1,453        1,578         1,499

Consumer loans:
    Balance, beginning of year                     1,553        1,484         1,030          901           880
    Provisions                                       234          150           360          161           145
    Charge-offs:
      Consumer                                       (47)         (44)          (23)         (30)          (59)
      Automobile                                     (52)         (57)          (43)         (41)          (68)
                                                  ------       ------        ------       ------        ------
        Total charge-offs                            (99)        (101)          (66)         (71)         (127)
                                                  ------       ------        ------       ------        ------
    Recoveries:
      Consumer                                         7            8            11           21             5
      Automobile                                      23           12            13           18            16
                                                  ------       ------        ------       ------        ------
        Total recoveries                              30           20            24           39            21
                                                  ------       ------        ------       ------        ------
    Net charge-offs                                  (69)         (81)          (42)         (32)         (106)
                                                  ------       ------        ------       ------        ------
    Transfer of loss reserve                                                    136
    Adjustment to conform pooled
      companies' fiscal year ends                                                                          (18)
                                                  ------       ------        ------       ------        ------
    Balance, end of year                           1,718        1,553         1,484        1,030           901
                                                  ------       ------        ------       ------        ------

Total allowance for loan losses                   $3,531       $3,177        $2,937       $2,608        $2,400
                                                  ======       ======        ======       ======        ======

Foreclosed properties & repossessed assets:
    Balance, beginning of year                    $    -       $    -        $    1       $    1        $    1
    Provisions, charged to
      non-interest expense                            10                         13
    Charge-offs:
      One- to four-family residential                 (4)                       (14)
                                                  ------       ------        ------       ------        ------
    Balance, end of year                          $    6       $    -        $    -       $    1        $    1
                                                  ======       ======        ======       ======        ======

Total charge-offs
    to average loans outstanding                    0.02%        0.02%         0.01%        0.01%        0.02%
                                                  ======       ======        ======       ======        ======

Net charge-offs to average
    loans outstanding                               0.01%        0.01%         0.01%        0.01%         0.02%
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

                                                             AT DECEMBER 31, 1998
                                           -------------------------------------------------------
                                                                                            % OF
                                                                                        LOANS IN
                                                                     ALLOWANCE          CATEGORY
                                                                     AS A % OF          TO TOTAL
                                                                     LOANS IN          OUTSTANDING
                                             AMOUNT                 CATEGORY(1)         LOANS(1)
                                           ---------------      ----------------    ----------------
                                                            (DOLLARS IN THOUSANDS)

Breakdown of allowance
Mortgage loans:
    One- to four-family residential                 $1,475           0.35%                64.36%
    Five or more family residential                    150           0.47                  4.94
    Commercial real estate                             141           1.87                  1.16
    Construction                                                                           4.62
    Other                                               38           1.21                  0.48
    Classified mortgage loans                            9           3.00
                                                   -------          -----                ------
        Total mortgage loans                         1,813           0.37                 75.56

Consumer loans:
    Consumer                                            96           0.52                  2.84
    Second mortgage                                    269           0.41                 10.25
    Automobile                                       1,340           1.82                 11.35
    Education
    Classified consumer loans                           13           2.00
                                                   -------          -----                ------
        Total consumer loans                         1,718           1.08                 24.44
                                                   -------          -----                ------

Total allowance for loans                           $3,531           0.54%               100.00%
                                                    ======           ====                ======


(1) Percentages are calculated on gross loan balances.


                                                            AT DECEMBER 31, 1997
                                                 -----------------------------------------------
                                                                                    % OF
                                                                                    LOANS IN
                                                                   ALLOWANCE        CATEGORY
                                                                   AS A % OF        TO TOTAL
                                                                   LOANS IN         OUTSTANDING
                                                   AMOUNT          CATEGORY(1)      LOANS(1)
                                                 -----------      ------------     -------------
                                                              (DOLLARS IN THOUSANDS)

Breakdown of allowance
Mortgage loans:
    One- to four-family residential                 $1,324           0.34%                64.74%
    Five or more family residential                    135           0.55                  4.03
    Commercial real estate                             127           1.37                  1.52
    Construction                                                                           3.51
    Other                                               24           1.08                  0.37
    Classified mortgage loans                           14           3.00
                                                   -------         ------                ------
        Total mortgage loans                         1,624           0.36                 74.17

Consumer loans:
    Consumer                                            85           0.47                  2.99
    Second mortgage                                    250           0.37                 11.28
    Automobile                                       1,212           1.73                 11.56
    Education
    Classified consumer loans                            5           2.00
                                                   -------         ------                ------
        Total consumer loans                         1,553           0.99                 25.83
                                                   -------         ------                ------

Total allowance for loans                           $3,177           0.52%               100.00%
                                                    ======           ====                ======


(1) Percentages are calculated on gross loan balances.


                                                                  AT DECEMBER 31, 1996
                                                  -----------------------------------------------
                                                                                         % OF
                                                                                       LOANS IN
                                                                     ALLOWANCE         CATEGORY
                                                                     AS A % OF         TO TOTAL
                                                                     LOANS IN          OUTSTANDING
                                                   AMOUNT            CATEGORY(1)       LOANS(1)
                                                -----------         ------------      -------------
                                                               (DOLLARS IN THOUSANDS)

Breakdown of allowance
Mortgage loans:
    One- to four-family residential                 $1,180           0.31%                66.72%
    Five or more family residential                    121           0.60                  3.57
    Commercial real estate                             114           1.14                  1.77
    Construction                                                                           3.19
    Other                                               18           0.95                  0.34
    Classified mortgage loans                           20           3.00
                                                   -------         ------                ------
        Total mortgage loans                         1,453           0.34                 75.59

Consumer loans:
    Consumer                                            83           0.46                  3.22
    Second mortgage                                    211           0.36                 10.49
    Automobile                                       1,172           1.94                 10.70
    Education
    Classified consumer loans                           18           2.00
                                                   -------         ------                ------
        Total consumer loans                         1,484           1.08                 24.41
                                                   -------          -----               -------

Total allowance for loans                           $2,937           0.52%               100.00%
                                                    ======          =====                ======


(1) Percentages are calculated on gross loan balances.


                                                            AT DECEMBER 31, 1995
                                               -----------------------------------------------

                                                                                   % OF
                                                                                  LOANS IN
                                                                ALLOWANCE         CATEGORY
                                                                AS A % OF         TO TOTAL
                                                                LOANS IN          OUTSTANDING
                                                 AMOUNT         CATEGORY(1)       LOANS(1)
                                               -----------     ------------      -------------
                                                          (DOLLARS IN THOUSANDS)

Breakdown of allowance
Mortgage loans:
    One- to four-family residential                 $1,359           0.39%            69.08%
    Five or more family residential                     98           0.56              3.45
    Commercial real estate                              97           0.97              1.97
    Construction                                                                       2.35
    Other                                               16           0.89              0.35
    Classified mortgage loans                            8           2.05
                                                  --------          -----         ----------
        Total mortgage loans                         1,578           0.40             77.20

Consumer loans:
    Consumer                                            79           0.39              3.98
    Second mortgage                                    137           0.29              9.12
    Automobile                                         811           1.64              9.70
    Education
    Classified consumer loans                            3           2.00
                                                 ---------          -----        ----------
        Total consumer loans                         1,030           0.89             22.80
                                                   -------          -----           -------

Total allowance for loans                           $2,608           0.51%           100.00%
                                                    ======          =====            ======


(1) Percentages are calculated on gross loan balances.

                                                            AT DECEMBER 31, 1994
                                                -----------------------------------------------

                                                                                     % OF
                                                                                   LOANS IN
                                                                 ALLOWANCE         CATEGORY
                                                                 AS A % OF         TO TOTAL
                                                                 LOANS IN          OUTSTANDING
                                                  AMOUNT         CATEGORY(1)       LOANS(1)
                                                -----------     ------------      -------------
                                                          (DOLLARS IN THOUSANDS)

Breakdown of allowance
Mortgage loans:
    One- to four-family residential                 $1,295           0.37%            69.54%
    Five or more family residential                     85           0.46              3.67
    Commercial real estate                              92           0.97              1.89
    Construction                                                                       1.68
    Other                                               13           0.85              0.30
    Classified mortgage loans                           14           2.05
                                                   -------         ------             ------
        Total mortgage loans                         1,499           0.39             77.08

Consumer loans:
    Consumer                                            84           0.39              4.32
    Second mortgage                                     93           0.32              5.85
    Automobile                                         720           1.34             10.63
    Education                                                                          2.12
    Classified consumer loans                            4           2.00
                                                   -------         ------             ------
        Total consumer loans                           901           0.78             22.92
                                                   -------         ------             ------

Total allowance for loans                           $2,400           0.48%           100.00%
                                                    ======          =====            ======


(1) Percentages are calculated on gross loan balances.

         The following table is a summary of non-performing loans and assets.

                                                                  YEAR ENDED DECEMBER 31
                                              1998         1997         1996          1995        1994
                                          -----------  ------------ ------------  ------------  -----------
                                                                (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans
  (90 days or more past due)                     $223          $333         $509          $266         $407
Non-accrual consumer loans                        123           107          235           152          139
                                                  ---         -----        -----         -----        -----
Total non-performing loans                        346           440          744           418          546

Foreclosed properties, properties
  subject to foreclosure and
    repossessed assets                            106           153          189           136          120
                                                -----         -----        -----         -----        -----

Total non-performing assets                      $452          $593         $933          $554         $666
                                                 ====          ====         ====          ====         ====

Non-performing loans as a
  percentage of total loans                       .05%          .07%         .13%         .08%          .11%
                                                  ===           ===           ===          ===           ===

Non-performing assets as a
  percentage of total assets                      .06%          .09%         .15%         .10%          .12%
                                                  ===           ===          ===          ===           ===

Loan loss allowances as
  a percentage of non-
  performing loans                           1,020.52%       722.05%      394.76%      623.92%       439.56%
                                             ========        ======        ======       ======        ======

Loan loss allowances as
  a percentage of non-
  performing assets                           781.19%       535.75%       314.79%      470.76%       360.36%
                                              ======        ======        ======       ======        ======

Interest income that would have
  been recognized if non-accrual
  loans had been current (1)                      $9           $13          $25           $12          $19
                                                  ==           ===          ===           ===          ===


  (1) No accrued interest income was included in net income in any of the years presented from loans classified as non-accrual.


INVESTMENT AND MORTGAGE-RELATED ACTIVITIES. First Northern is authorized to invest in obligations issued or fully guaranteed by the United States, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks, mortgage-backed and mortgage-related securities, investment grade corporate notes and other specified investments.

         The following table sets forth the composition of First Northern's investment and mortgage-related securities portfolio at December 31, 1998, 1997 and 1996.


                                                   INVESTMENT AND MORTGAGE-RELATED SECURITIES PORTFOLIO COMPOSITION

                                                                         AT DECEMBER 31
                                                       1998                   1997                   1996
                                           ------------------------ ----------------------   --------------------
                                                        PERCENT                   PERCENT                PERCENT
                                           CARRYING       OF         CARRYING       OF        CARRYING     OF
                                            VALUE        TOTAL        VALUE        TOTAL       VALUE      TOTAL
                                           ---------    ---------   ---------    ---------   ---------   ---------
                                                                      (DOLLARS IN THOUSANDS)
Interest-earning deposits                    $   861          1.86%  $     324         0.81%   $ 1,598         4.57%

Securities available-for-sale:
   U. S. government securities                 3,303          7.13       3,290         8.24      2,517         7.20
   Federal agency obligations                  3,822          8.25       2,002         5.01      1,985         5.67
   Mortgage-related securities                   996          2.15         932         2.33      1,837         5.25
   Asset Management Fund                         534          1.15         500         1.25        471         1.35
   FHLMC stock                                 1,546          3.34       1,007         2.52        662         1.89
                                           ---------      --------   ---------     --------  ---------      -------
     Total securities available-for-sale      10,201         22.02       7,731        19.35      7,472        21.36

Securities held-to-maturity:
   U.S. Government securities                                            1,000         2.50      3,004         8.59
   Federal agency obligations                 23,741         51.25      20,231        50.63     13,579        38.82
   Mortgage-related securities                11,522         24.87      10,675        26.71      9,325        26.66
                                            --------       -------    --------      -------   --------       ------
     Total securities held-to-maturity        35,263         76.12      31,906        79.84     25,908        74.07
                                            --------       -------    --------      -------    -------       ------

Total                                        $46,325        100.00%    $39,961       100.00%   $34,978       100.00%
                                             =======        ======     =======       ======    =======       ======
Average remaining life or term
   to repricing for interest-earning
   deposits, securities
   available-for-sale and held-to-
   maturity (1)                                    23 months                18 months               12 months


(1) For purposes of calculating the remaining life or term, securities available-for-sale are assumed to have a zero term.

See Notes B and C of the Notes to Consolidated Financial Statements.

         The following table sets forth the maturity ranges for investment and mortgage-related securities, with their respective weighted average yields and the total market value.

                                                                           AT December 31, 1998
                                     ----------------------------------------------------------------------------------------
                                                               OVER ONE               OVER FIVE
                                       ONE YEAR OR LESS      TO FIVE YEARS           TO TEN YEARS       OVER TEN YEARS
                                     ----------------------- ----------------   --------------------- -----------------------
                                                  WEIGHTED              WEIGHTED            WEIGHTED            WEIGHTED
                                     AMORTIZED    AVERAGE    AMORTIZED  AVERAGE  AMORTIZED  AVERAGE   AMORTIZED  AVERAGE
                                     COST         YIELD      COST       YIELD    COST       YIELD     COST       YIELD
                                    ------------- ---------- --------- --------- ---------- --------- --------- -------------
                                                                       (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE:
Investment and
     Mortgage-related Securities
     U.S. government obligations          $   499      6.24%   $2,744      6.10%
     Federal agency obligations             2,302      5.60     1,496      5.98
     Mortgage-related securities                                                     $998       5.56%
     Asset Management Fund                                        535      5.49
     FHLMC stock                               33     35.02
                                         --------     -----------------  -------- ---------- --------- ---------  ----------

        Total investment and
         mortgage-related securities
         available-for-sale                $2,834      6.06%  $4,775       6.00%     $998      5.56%     $  -          -    %
                                           ======      =====   ======      =====     ====      ====   =======      =========

HELD-TO-MATURITY:
Investment and
     Mortgage-related Securities
     U.S. government obligations
     Federal agency obligations            $6,520      5.85%  $12,220      5.71%   $5,001      6.07%
     Mortgage-related securities                                1,150      5.99     4,507      5.96    $5,865          6.24%
                                      -----------   ---------  -------    -------  -------   -----    ------         ------

        Total investment and
         mortgage-related securities
         held-to-maturity                  $6,520       5.85% $13,370      5.73%   $9,508      6.02%  $5,865           6.24%
                                           ======      =====  =======      =====   ======     =====   ======         ======


                                                AT December 31, 1998
                                           -------------------------------
                                               INVESTMENT AND
                                               MORTGAGE-RELATED
                                               SECURITIES TOTAL
                                           -------------------------------

                                                      APPROX.    WEIGHTED
                                          AMORTIZED   MARKET     AVERAGE
                                           COST        VALUE      YIELD
                                         -------     -------   ---------
AVAILABLE-FOR-SALE:
Investment and
     Mortgage-related Securities
     U.S. government obligations             $3,243      $3,303      6.12%
     Federal agency obligations               3,798       3,822      5.75
     Mortgage-related securities                998         996      5.56
     Asset Management Fund                      535         534      5.49
     FHLMC stock                                 33       1,546     35.02
                                           ---------     -------    ------

        Total investment and
         mortgage-related securities
         available-for-sale                  $8,607     $10,201      5.96%
                                             =======     =======    =======

HELD-TO-MATURITY:
Investment and
     Mortgage-related Securities
     U.S. government obligations
     Federal agency obligations             $23,741     $23,935      5.82%
     Mortgage-related securities             11,522      11,594      6.10
                                            --------   ---------    ------

        Total investment and
         mortgage-related securities
         held-to-maturity                   $35,263     $35,529     5.91%
                                          =========     =======     =====


        The following table sets forth the composition of First Northern's mortgage-related held-to-maturity securities portfolio at December 31, 1998, 1997 and 1996.

                                                                      MORTGAGE-RELATED PORTFOLIO COMPOSITION
                                                                                  AT DECEMBER 31
                                                                     ----------------------------------------
                                                                     1998               1997            1996
                                                                    ------             ------          ------
                                                                               (DOLLARS IN THOUSANDS)

     Federal Home Loan Mortgage Corporation                       $  7,347            $ 7,028           $4,715
     Federal National Mortgage Association                           4,175              3,647            3,730
     Other                                                                                                 880
                                                              ------------        -----------         --------

        Total mortgage-related securities                          $11,522            $10,675           $9,325
                                                                   =======            =======           ======

     Average remaining contractual life or term to
        repricing for mortgage-related securities               150 months         139 months       157 months

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

             The specific programs offered by First Northern have changed over time as new types of accounts and minimum denomination requirements have been authorized. Currently there are no statutory or regulatory required minimum denominations or interest rate ceilings on any deposit accounts. First Northern currently offers deposit accounts with minimum balance requirements and interest rates as follows:

                                                                  MINIMUM                          INTEREST
     TYPE OR TERM                                                 BALANCE                          RATE
     ------------                                                 -------                          --------
     NOW Checking Accounts(1)                                      Varies                          Rate Set Weekly
     Regular Deposit Accounts(2)                                     $100                          Rate Set Weekly
     Money Market Accounts                                         $2,500                          Rate Set Weekly
     Daily Advantage Money Market Account                         $10,000                          Rate Set Weekly
     High Five Passbook                                            $5,000                          Rate Set Weekly
     91 Day through 60 Month Certificate                             $500                          Rate Set Weekly
     18 month IRA and SEPP Variable Certificates                     $100                          Rate Set Monthly


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

         The following tables set forth the distribution of the average balances of the Company's deposit accounts and the weighted average effective interest rates on each category of deposits presented for the years indicated.

                                                       FOR THE YEAR ENDED DECEMBER 31, 1998
                                              ------------------------------------------------
                                                                                    WEIGHTED
                                                                   PERCENT           AVERAGE
                                               AVERAGE            OF TOTAL          EFFECTIVE
                                               BALANCE            DEPOSITS            RATE
                                              -----------        ------------     ------------
                                                           (DOLLARS IN THOUSANDS)
CORE DEPOSITS:
   Non-interest bearing NOW checking            $22,899                4.50%
   Interest bearing NOW checking                 37,232                7.31            1.06%
   Money market                                  57,813               11.35            4.38
   Passbook                                      63,643               12.50            2.14
                                             ----------             -------           -----
       Total core deposits                      181,587               35.66            2.04

Certificate of deposit accounts                 327,674               64.34            5.79
                                              ---------             -------           -----

Total deposits                                 $509,261              100.00%           4.57%
                                               ========              ======            ====



                                                       FOR THE YEAR ENDED DECEMBER 31, 1997
                                              ------------------------------------------------
                                                                                    WEIGHTED
                                                                   PERCENT          AVERAGE
                                               AVERAGE            OF TOTAL         EFFECTIVE
                                               BALANCE            DEPOSITS            RATE
                                              -----------       ------------      ------------
                                                           (DOLLARS IN THOUSANDS)
CORE DEPOSITS:
   Non-interest bearing NOW checking           $ 19,364                4.10%
   Interest bearing NOW checking                 35,036                7.42            1.06%
   Money market                                  50,265               10.65            4.31
   Passbook                                      60,057               12.72            2.20
                                             ----------             -------            ----
       Total core deposits                      164,722               34.89            2.25

Certificate of deposit accounts                 307,423               65.11            5.72
                                               --------             -------            ----

Total deposits                                 $472,145              100.00%           4.54%
                                               ========              ======            ====


                                                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                              -----------------------------------------------
                                                                                    WEIGHTED
                                                                   PERCENT          AVERAGE
                                               AVERAGE            OF TOTAL         EFFECTIVE
                                               BALANCE            DEPOSITS            RATE
                                              -----------        ------------    ------------
                                                           (DOLLARS IN THOUSANDS)
CORE DEPOSITS:
   Non-interest bearing NOW checking          $  16,646                3.67%
   Interest bearing NOW checking                 36,655                8.08            1.03%
   Money market                                  49,037               10.81            4.10
   Passbook                                      58,744               12.96            2.24
                                             ----------             -------            ----
       Total core deposits                      161,082               35.52            2.30

Certificate of deposit accounts                 292,477               64.48            5.66
                                              ---------             -------            ----

Total deposits                                 $453,559              100.00%           4.46%
                                               ========              ======            ====

The following table presents certificates of deposits in amounts of $100,000 or more by maturity:

                                                              AT DECEMBER 31
                                                       ----------------------------
                                                          1998              1997
                                                       ----------        ----------
                                                          (DOLLARS IN THOUSANDS)
   Maturity:
     3 months or less                                  $17,619          $  9,164
     Greater than 3 months - 6 months                    7,350             6,530
     Greater than 6 months - 12 months                  10,499            12,505
     Greater than 12 months                             10,225             7,189
                                                       -------           -------
                                                       $45,693           $35,388
                                                       =======           =======


BORROWED FUNDS. First Northern has a line of credit with the FHLB of Chicago and has borrowed from the FHLB on an overnight and fixed interest rate basis to assist with funding loan originations.

         From time to time, First Northern borrows funds under repurchase agreements. First Northern accepts funds from municipalities and school districts. When the amounts of such funds are in excess of FDIC insurance limits, First Northern collateralizes its obligation to repay such parties through repurchase agreements. Repurchase agreements are used to lock-in a profit spread to First Northern. Furthermore, because the repurchase agreements from municipalities and school districts are not considered deposits, First Northern does not pay premiums to the FDIC on such amounts. At December 31, 1998, First Northern had no borrowings under repurchase agreements as compared to $0.9 million of borrowings under repurchase agreements at December 31, 1997. The weighted average rate of the repurchase agreements as of December 31, 1998, 1997 and 1996 was 0.0%, 5.79% and 5.59%, respectively. See Note G of the Notes to Consolidated Financial Statements.

         The following table sets forth certain information regarding borrowings by First Northern at the end of and during the periods indicated:


                                                                        AT OR FOR THE YEAR ENDED DECEMBER 31
                                                                      ----------------------------------------
                                                                       1998             1997             1996
                                                                      -----            ------           ------
                                                                               (DOLLARS IN THOUSANDS)

Balance outstanding at end of year:
     Securities sold under agreement
          to repurchase                                                             $     900        $   1,500
     Fixed interest rate notes
          payable to FHLB                                           $83,825            75,075           58,150
     Overnight borrowings from FHLB                                   7,675            26,065           17,255
     Other borrowings                                                   477             1,237              367

Weighted average interest rate at
     end of year:
     Securities sold under agreements
          to repurchase                                                                  5.79%            5.59%
     Fixed interest rate notes
          payable to FHLB                                              5.71%             5.85%            5.73%
     Overnight borrowings from FHLB                                    5.13%             6.92%            6.95%
     Other borrowings                                                  4.12%             5.27%            5.18%

Maximum amount outstanding during the year:
     Securities sold under agreements
          to repurchase                                                $900           $ 1,500          $ 1,500
     Fixed interest rate notes
          payable to FHLB                                            97,750            75,525           58,150
     Overnight borrowings from FHLB                                  37,220            33,400           29,360
     Other borrowings                                                 3,500             1,312            1,044

Average amount outstanding during
     the year:
     Securities sold under agreements
          to repurchase                                           $     650          $  1,217         $  1,042
     Fixed interest rate notes
          payable to FHLB                                            84,339            65,830           35,957
     Overnight borrowings from FHLB                                   9,982            15,264           11,264
     Other borrowings                                                   919               314              142

Weighted average interest rate
     during the year:
     Securities sold under agreements
          to repurchase                                               5.79%             5.65%            5.69%
     Fixed interest rate notes
          payable to FHLB                                             5.83%             5.97%            5.82%
     Overnight borrowings from FHLB                                   5.79%             5.80%            5.68%
     Other borrowings                                                 5.21%             5.49%            5.18%


          Borrowings decreased to $92.0 million at December 31, 1998, as compared to $103.3 million at December 31, 1997, primarily as a result of moderate loan portfolio growth, good deposit growth and increased loan sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


                                                                              AT DECEMBER 31
                                                       ----------------------------------------------------------
                                                        1998        1997           1996         1995        1994
                                                       ------      ------          -----       ------      ------
Weighted average yield earned:

  Mortgage loans                                       7.03%       7.34%           7.16%       7.06%        6.69%

  Consumer loans                                       8.32        8.56            8.56        8.66         8.18

    Mortgage and consumer loans                        7.35        7.66            7.51        7.44         7.03

  Investment securities                                5.92        6.41            6.14        6.33         6.44

  Mortgage-related securities                          6.06        6.37            6.44        7.02         7.12

    Total loan portfolio,
      investment securities, and
        mortgage-related securities                    7.25        7.57            7.43        7.39         7.01

Weighted average rate paid:

  Deposits                                             4.35        4.61            4.42        4.56         4.03

  FHLB and other borrowings                            5.66        5.87            5.71        6.02         6.24

    Total deposits and FHLB and other borrowings       4.54        4.83            4.60        4.63         4.23

Interest rate spread at the end of the year            2.71        2.74            2.83        2.76         2.78

         The following table shows average yields earned and rates paid using daily averages during the periods indicated.


                                                               YEAR ENDED DECEMBER 31
                                            ------------------------------------------------------------
                                             1998        1997          1996         1995           1994
                                            ------      ------        ------       ------         ------
Average yield earned during the year:

  Mortgage loans                            7.33%        7.37%        7.18%          6.99%        6.91%

  Consumer loans                            8.26         8.43         8.50           8.44         7.93

  Investment securities                     6.10         6.31         6.23           6.47         6.13

  Mortgage-related securities               6.22         6.36         6.50           7.06         6.91

   All interest-earning assets              7.47         7.55         7.42           7.28         7.08


Average rate paid during the year:

  Deposits                                  4.54         4.51         4.43           4.42         3.73

  Borrowings                                5.82         5.94         5.78           6.79         5.14

   All interest-bearing liabilities         4.74         4.72         4.56           4.59         3.79

Average interest rate spread (1)            2.73         2.83         2.86           2.69         3.29

Net yield on average interest-
  earning assets (2)                        3.11         3.26         3.31           3.17         3.71

Net yield on total interest-
  earning assets (3)                        3.02         3.14         3.14           3.17         3.51

----------

  (1) Average yield on all interest-earning assets during the period less average rate paid on all interest-bearing liabilities.
  (2) Net interest earned divided by average interest-earning assets for the year.
  (3) Net interest earned divided by total interest-earning assets for the year.


AVERAGE BALANCE SHEET AND RATE/YIELD ANALYSIS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

AVERAGE EQUITY TO AVERAGE ASSETS. The ratio of average equity to average assets measures a financial institution's financial strength. At December 31, 1998, savings and loan associations in Wisconsin were required to maintain an average equity to average assets ratio of at least 6.00%. At December 31, 1998, 1997, 1996, 1995 and 1994 the Savings Bank's average equity to average assets ratio was 10.83%, 11.24%, 12.14%, 12.99%, and 13.25%, respectively.

CASH DIVIDENDS. The following schedule sets forth the cash dividends paid per year:


                                                                       YEAR ENDED DECEMBER 31
                                                     --------------------------------------------------------
                                                      1998         1997         1996        1995        1994
                                                     ------       ------       ------      ------      ------

Cash Dividends Paid Per Share                        $0.36         $0.32        $0.30       $0.28       $0.26
                                                     =====         =====        =====       =====       =====

Cash Dividends Payout Ratio                          46.8%         47.1%        81.1%(1)    54.9%       55.3%
                                                     ====          ====         ====        ====        ====
   (dividends declared per share
       divided by basic net income per share)

-----------

(1) The Cash Dividends Payout Ratio was significantly increased in 1996 as a result of the SAIF special assessment which significantly reduced net income per share. Without the SAIF special assessment, the Cash Dividend Payout Ratio would have been 55.0%.


SUBSIDIARIES. GNFSC, a wholly owned subsidiary of the Savings Bank, engages in the sale of credit life and disability insurance, and offers brokerage services to the public, including the sale of tax deferred annuities and mutual funds. First Northern's investment in GNFSC as of December 31, 1998 was $399,000.

         FNII, a wholly owned Savings Bank subsidiary, was established September 2, 1994 for the purpose of managing a majority of First Northern's investment portfolio. In April 1998, FNII began to purchase loans originated by SFC and the Savings Bank moved its indirect loan portfolio to FNII. FNII managed approximately $33.3 million of investments for First Northern at December 31, 1998. First Northern's investment in FNII as of December 31, 1998 was $99,673,000.

         In March 1992, First Northern acquired a 50% stock interest in SFC from another financial institution. SFC originates, sells, and services indirect automobile loans. As a result of this acquisition, SFC will on a regular basis, sell such loans to First Northern or FNII but retain the servicing of the loans. In April 1998, SFC began selling such loans to FNII but retains the servicing of the loans. FNII purchased $29.0 million of such loans, First Northern purchased $41.3 million of such loans in 1997 and $38.0 million in 1996. First Northern's investment in SFC as of December 31, 1998 was $36,000.

         Keystone Financial Services, Inc. ("Keystone"), a wholly owned subsidiary of the Savings Bank, also engaged in the sale of credit life and disability insurance and tax deferred annuities and offered discount brokerage services for Prime Federal prior to the merger with and into First Northern. After the merger, First Northern transferred such business to GNFSC. Keystone is inactive, but will continue to be a wholly owned subsidiary of the Savings Bank for possible future use in a related or other area. First Northern's investment in Keystone as of December 31, 1998 was $100.

         Another wholly owned subsidiary of the Savings Bank, First Northern Financial Services, Inc., operated as a consumer lending subsidiary through 1981. As a result of legislative changes, First Northern now directly engages in consumer lending activities. First Northern Financial Services, Inc. is inactive, but it continues in existence for possible future use in a related or other area. First Northern's book value investment in First Northern Financial Services, Inc. as of December 31, 1998 was $100.

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") imposes restrictions on savings associations' powers. It essentially creates parallel regulation for state and federally chartered savings associations and prevents state associations, such as the Savings Bank, from exercising powers not authorized to federal associations or which the FDIC deems to constitute a serious risk to the safety, soundness or stability of an insured institution and/or the SAIF or to be inconsistent with sound banking principles. The FDIC has informed First Northern that the certain activities that GNFSC is performing are permissible for a federally chartered savings association but not a national bank. Therefore, First Northern is required to deduct its investment and loans to GNFSC when calculating its core, tangible and risked-based capital ratios.

EMPLOYEES. At December 31, 1998, First Northern employed 194 full-time and 53 part-time employees. Management considers its relations with its employees to be excellent.

REGULATION

GENERAL. The operations of First Northern and the Savings Bank are highly regulated, both at the federal and state level. First Northern is a registered non-diversified unitary savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended. As such, First Northern is subject to OTS examination and supervision as well as to certain reporting requirements. Since First Northern controls the Savings Bank, which is a state chartered institution, it is also subject to examination, supervision and regulation by the WDFI-Administrator. As a subsidiary of a savings and loan holding company, the Savings Bank is subject to certain restrictions in its dealings with First Northern and with other companies affiliated with First Northern, and is otherwise subject to extensive supervision and regulation by the OTS (its primary federal regulator), the WDFI-Administrator (its primary state regulator), the FDIC (as administrator of the SAIF) and the Federal Reserve Board. The Savings Bank is also a member of the FHLB of Chicago, which provides a central credit facility to its members. As a member of the FHLB of Chicago, the Savings Bank is required to acquire and hold shares of capital stock in FHLB of Chicago. The following summary does not purport to be a complete description of the applicable laws and regulations which govern First Northern and the Savings Bank and is qualified in its entirety by reference thereto.

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

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company will become subject to the activities restrictions applicable to multiple holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register with the Federal Reserve Board as, and become subject to the restrictions applicable to, a bank holding company. Generally, the QTL test requires a savings association to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" (primarily residential mortgages and related investments, including mortgage-backed and similar securities) on a monthly basis in nine out of every 12 months. The Economic Growth Act of 1996, liberalized the QTL test for savings associations by permitting them to satisfy a similar-but-different 60% asset test under the

Internal Revenue Code. Alternately, savings associations may meet the QTL test by satisfying a more liberal 65% asset test that allows an institution to include small business, credit card, and education loans or qualified investments for purposes of the test. Furthermore, consumer loans now count as qualified thrift investments up to 20% of portfolio assets. On April 3, 1997, OTS made an interim final rule that implements provisions of the Economic Growth Act of 1996 including the QTL test. The Savings Bank has met the QTL test since it first became applicable in 1987.

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

         The restrictions contained in Section 22(h) of the Federal Reserve Act apply to loans by savings associations to executive officers, directors and principal stockholders. However, Section 22(h) does not apply to holding companies such as First Northern. Section 22(h) requires that loans to directors, executive officers and greater than 10% stockholders ("Insiders") be made on terms substantially the same as offered in comparable transactions to other persons. Loans to Insiders may only be made on more favorable terms pursuant to a benefit or compensation program which is widely available to association employees and which does not give preference to any Insiders over other employees. Under Section 22(h), loans to an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the association's loan-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, to be the greater of $25,000 or 5% of capital and surplus (up to $500,000).

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

         Other examples of regulations adopted and other significant regulatory developments under FDICIA are summarized below. Although applicable to the Savings Bank, none of these regulations are expected to have any material adverse effect on First Northern's financial condition or future operations. The FDIC has adopted regulations requiring all insured depository institutions with $500 million or more in assets to have annual audits by an independent public accountant and an independent audit committee made up of outside directors, and requiring annual reports by management on its responsibility for preparing financial statements and establishing and maintaining an internal control structure for financial reporting and compliance. The federal regulatory agencies have established uniform rules and guidelines for real estate lending, but these rules do not preclude individual institutions from establishing their own specific standards. The Federal Reserve Board adopted a rule under the Truth in Savings Act imposing certain disclosure in advertising requirements for interest-bearing transaction and savings accounts, and requiring that an individual and other non-business accounts offered by depository institutions be accompanied by disclosures of the terms, conditions, fees and yields applicable to the account. This rule also establishes standardized terms that must be used in connection with interest-bearing deposits. Finally, the OTS adopted a new rule effective January 1, 1994 requiring savings institutions to reflect interest-rate risk in their capital requirements. For institutions in excess of $300 million in assets, like the Savings Bank, institutions will be required to hold capital against interest rate risk only when the risk exceeds a decline in net portfolio value of more than 2% of an institution's assets. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.

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

         As discussed above, the WDFI-Administrator has promulgated regulations which establish certain net worth to total assets requirements. The net worth requirement is 6.00%. Unless a Wisconsin savings association receives the WDFI-Administrator's prior written approval, it may not pay a dividend or otherwise distribute any profits when its net worth ratio is, or upon such payment or distribution would be, below the WDFI-Administrator's net worth requirements. At December 31, 1998, First Northern's net worth ratio for Wisconsin regulatory purposes was 10.2%.

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

BAD DEBT RESERVES. On August 20, 1996, the President of the United States signed the Small Business Job Protection Act of 1996 (the "Act"). The Act repealed the "reserve method" of accounting for bad debts by most thrift institutions effective for taxable years beginning after 1995. Larger thrift institutions such as First Northern are now required to use the "specific charge-off method." The Act also grants partial relief from reserve recapture provisions which are triggered by the change in method. This legislation did not have a material impact on First Northern's financial condition or results of operations. See Note H of the Notes to First Northern's Consolidated Financial Statement.

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

STATE TAXATION. Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of First Northern's consolidated income tax group except FNII, which is located in Nevada. Presently, the income of FNII is only subject to taxation in Nevada which currently does not impose a corporate income or franchise tax. The recently-introduced Wisconsin 1999-2001 State Budget Bill contains a proposal for the adoption of combined corporate reporting in Wisconsin beginning in the year 2000. If the state legislature approves the proposal, then the income of all of the members of First Northern's consolidated federal income tax group, including FNII, will be subject to Wisconsin corporate franchise tax.

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

              PESHTIGO                                                     STURGEON BAY
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
              Calumet County                                               Brown County

              NEW LONDON                                                   HORTONVILLE
              101 Park Street                                              209 South Nash Street
              New London,  WI  54961                                       Hortonville,  WI  54944
              Waupaca County                                               Outagamie County

              MARINETTE
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

         The eighteen locations owned by First Northern had a book value (net of accumulated depreciation) of $6,228,000 at December 31, 1998.

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


                                                    OFFICES AND POSITIONS
                                                      WITH FIRST NORTHERN                  PRESENT OFFICE
NAME                                  AGE           AND THE SAVINGS BANK                   HELD SINCE(1)
-----                                -----         -----------------------                -----------------

Michael D. Meeuwsen                   45            Director, President                         1988  ( 2)
                                                    and Chief Executive Officer
                                                    of First Northern and the
                                                    Savings Bank


Rick B. Colberg                       46            Vice President, Chief                        1980  (3)
                                                    Financial Officer and
                                                    Treasurer of First Northern
                                                    and Senior Vice President,
                                                    Chief Financial Officer and
                                                    Treasurer of the Savings Bank

Marla J. Carr                         43            Vice President and Secretary                1980  ( 4)
                                                    of First Northern and
                                                    Senior Vice President-Human
                                                    Resources and Secretary
                                                    of the Savings Bank

John E. Steinbrecker                  48            Senior Vice President-Retail                1984  ( 5)
                                                    Deposits and Brokerage Services
                                                    of the Savings Bank

Richard E. Aicher                     48            Senior Vice President-Lending of            1979  ( 6)
                                                    the Savings Bank

Dale J. Darmody                       50            Senior Vice President-Director of           1990  ( 7)
                                                    Branch Development of the
                                                    Savings Bank

Steven L. Wilmet                      52            Senior Vice President-Operations and         1994 ( 8)
                                                    Branch Development of the
                                                    Savings Bank


(1) Indicates date when individual first held present office with the Savings Bank. All persons listed herein became executive officers of First Northern in 1995.

(2) Mr. Meeuwsen joined the Savings Bank in 1980 as a branch manager and was named Vice President of Operations and Savings Manager in 1982. In 1984, Mr. Meeuwsen became Executive Vice President and Chief Operating Officer, in April, 1989 he was named President and Chief Operating Officer and in January, 1990 he was named President and Chief Executive Officer of the Savings Bank.

(3) Mr. Colberg, prior to becoming Treasurer of the Savings Bank in 1982, was Vice President since 1978, was Chief Financial Officer in 1980 and designated Senior Vice President in 1997. Mr. Colberg has been employed by the Savings Bank for 27 years.

(4) Ms. Carr has been Human Resources Director of the Savings Bank since 1976. She was elected Vice

President, Secretary in 1980 and designated Senior Vice President in 1997. Ms. Carr has been with the Savings Bank for 25 years.

(5) Mr. Steinbrecker was named Vice President-Retail Deposits and Brokerage Services in 1994 and Senior Vice President in 1997. Prior to that he was named Vice President-Savings and Marketing in 1984 and was named Vice President and Marketing Director in 1981. Mr. Steinbrecker has been employed by the Savings Bank for 19 years.

(6) Mr. Aicher, who has been with the Savings Bank since 1974, was elected Vice President in 1977, loan manager in 1979 and Senior Vice President in 1997. Mr. Aicher has been employed by the Savings Bank for 25 years.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock of First Northern Capital Corp. is traded on The Nasdaq Stock Market Inc.'s National Market under the symbol "FNGB." Information in this section has been restated to give retroactive effect to the Company's August 18, 1997, two-for-one stock split in the form of a 100% stock dividend.

         As of February 28, 1999, there were 8,807,659 shares of common stock outstanding and approximately 2,457 stockholders of record of the Company's common stock. The chart below represents the cash dividends paid for each of the stated quarters.

                                                 CASH DIVIDENDS PAID
QUARTER                   1999            1998          1997         1996           1995         1994
                         ------          ------        ------       ------         ------      --------
1st Quarter              $.10*           $.09           $.08        $.075           $.07        $.065
2nd Quarter                --             .09            .08         .075            .07         .065
3rd Quarter                --             .09            .08         .075            .07         .065
4th Quarter                --             .09            .08         .075            .07         .065
                       ------           -----           -----      ------          -----        -----
Total                      --            $.36           $.32        $.300           $.28        $.260
                       ======            ====           ====        =====           ====        =====

* The Company's Board of Directors raised the regular quarterly cash dividend from $0.09 to $0.10 per share, an 11.1% increase, which was paid on February 15, 1999 to stockholders of record on February 1, 1999.

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

                                                  COMMON STOCK TRADING PRICE RANGE
                                                       (High and Low Sales Price)

                     1998                1997                1996                 1995                1994
               ---------------    ----------------     ----------------     ----------------    ----------------
                High      Low      High       Low       High       Low       High       Low      High       Low
               ------   ------    ------    ------     ------    ------     ------    ------    ------    ------
1st Quarter      14       12 1/4    10        8 1/8      8 3/8    7 5/8      6 7/8     5 7/8     7 3/4      6 3/8
2nd Quarter      14       13        11        9 1/8      8 1/4    7 9/16     7 1/4     6 1/2     7 1/4      6 3/8
3rd Quarter      13 7/8    9 3/4    14 1/4   10 9/16     8 3/4    7 9/16     8 7/16    6 5/8     7 1/2      6 5/8
4th Quarter      13 3/4    9 1/2    14 1/8   12 3/4      9 1/2    8          8 1/4     7 3/8     7 1/8      5 7/8


During the first two months of 1999, the Company's common stock sales price ranged between $13.00 to $10.875 per share, and closed on February 26, 1999 at $11.50 per share.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FINANCIAL HIGHLIGHTS

All information has been restated to reflect the December 20, 1995 reorganization of the Savings Bank into a unitary holding company structure and the two-for-one stock split on August 18, 1997.


OPERATING RESULTS FOR YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------------------------------------
                                   1998              1997           1996             1995              1994
                                ----------        ----------     ----------       -----------       ----------
                                                (Dollars in thousands, except per share amounts)

Interest Income                    $49,690          $46,596        $41,876           $39,025           $35,409
Interest Expense                    29,003           26,491         23,203            22,036            16,854
Net Interest Income                 20,687           20,105         18,673            16,989            18,555
Provision for Loan Losses              420              320            370               240               145
Non-Interest Income                  4,239            3,276          2,686             3,210             2,258
Non-Interest Expense                14,071           13,374         15,939(1)         12,651            13,278
Net Income                           6,829            6,036          3,283(2)          4,590             4,198(3)
Basic Net Income Per Share            0.77            0.68            0.37(2)           0.51              0.47(3)
Diluted Net Income per Share          0.75            0.66            0.36(2)           0.49              0.46(3)
Dividends Declared (Historical)       0.36            0.32            0.30              0.28              0.26

(1) Non-interest expense includes the one-time special SAIF assessment of $2,856,000.
(2) Net income, basic net income per share and diluted net income per share were decreased by the after tax effect of the one-time special SAIF assessment of $1,733,000, $0.19 and $0.19, respectively.
(3) Net income, basic net income and diluted net income per share were decreased by $691,000, $0.08 and $0.08, respectively from merger related expenses.


FINANCIAL POSITION AT DECEMBER 31
-------------------------------------------------------------------------------------------------------------
                                      1998          1997           1996              1995             1994
                                   ----------    ----------     ----------        -----------      ----------
                                                   (In thousands, except per share amounts)

Assets                            $719,713         $667,696       $615,503           $553,467        $546,923
Securities Available-for-Sale       10,201            7,731          7,472              4,991           4,861
Securities Held-to-Maturity         35,263           31,906         25,908             23,388          22,210
Loans Receivable                   631,739          593,529        553,995            500,535         497,061
Loans Held for Sale                  3,075            2,119          2,532              2,989
Deposits                           542,372          481,788        458,323            449,954         423,793
Borrowings                          91,977          103,277         77,272             21,000          42,900
Stockholders' Equity                76,093           73,817         70,224             72,579          70,007
Book Value Per Share                  8.68             8.35           8.01               7.97            7.79
Shares Outstanding
   Net of Treasury Stock             8,765            8,846          8,775              9,110           8,990

KEY RATIOS & OTHER DATA AT OR FOR THE YEAR ENDED DECEMBER 31
--------------------------------------------------------------------------------------------------------------
                                      1998          1997              1996               1995          1994
                                   ----------    ----------        ----------         ----------    ----------

Interest Rate Spread Information:
   Weighted Average Interest Rates
     Loans/Investments Yield       7.25%           7.57%              7.43%              7.39%           7.01%
     Cost of Money                 4.54%           4.83%              4.60%              4.63%           4.23%
     Spread at December 31         2.71%           2.74%              2.83%              2.76%           2.78%
Average Spread Earned
    During the Year                2.73%           2.83%              2.86%              2.69%           3.29%
Non-performing Assets to
    Total Assets                   0.06%           0.09%              0.15%              0.10%           0.12%
Return on Average Assets           0.98%           0.94%              0.56%(1)           0.83%           0.81%
Return on Average
   Stockholders' Equity            9.08%           8.38%              4.61%(1)           6.43%           6.09%
Stockholders' Equity to
    Total Assets                  10.57%          11.06%             11.41%             13.11%          12.80%
Net Interest Margin                3.11%           3.26%              3.31%              3.17%           3.71%
Number of Offices                    19              19                 20                  20             20
Number of Employees -
   Full-Time Equivalents            221             216                214                 213            206

(1) Excluding the one-time special SAIF assessment, Return on Average Assets would have been .86% and Return on Average Stockholders' Equity would have been 7.05%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
         First Northern Capital Corp. (the "Company" or "First Northern") is a unitary savings and loan holding company, of which First Northern Savings Bank, S.A. (the "Savings Bank"), a Wisconsin chartered capital stock savings and loan association, is a wholly owned subsidiary.

         The Savings Bank was reorganized into First Northern on December 20, 1995, with each outstanding share of the Savings Bank's common stock converted into one share of the Company's common stock (the "Reorganization"). Consequently, the holders of all the outstanding stock of the Savings Bank acquired the same proportionate ownership interest in First Northern as they had held in the Savings Bank. The consolidated capital, assets, liabilities, income and other financial data of First Northern immediately following the Reorganization were substantially the same as those of the Savings Bank immediately prior to consummation of the Reorganization. The discussion below reflects the accounts and operations of the Company since December 20, 1995 and the accounts and operations of the Savings Bank and its wholly owned subsidiaries for the entire periods discussed. The Reorganization was effected to provide greater flexibility in meeting future financial and competitive needs.

         The Savings Bank is the only direct subsidiary of the Company and its operations are the primary contributor to the Company's earnings and expenses. The Savings Bank's business consists primarily of attracting deposits from the general public and originating loans throughout its Northeastern Wisconsin branch network. Great Northern Financial Services Corporation ("GNFSC"), a wholly owned subsidiary of the Savings Bank, offers full brokerage services to the public through a network agreement with a registered broker-dealer and sells tax deferred annuities, credit life and disability insurance. Another wholly owned Savings Bank subsidiary, First Northern Investments, Inc. ("FNII"), manages a majority of the Savings Bank's investments and purchases automobile loans from Savings Financial Corp. ("SFC"). SFC, which is 50% owned by the Savings Bank, originates, services and sells automobile loans to FNII and its other parent corporation.

         In connection with the following discussion, see the financial data in
Item 1 and "Cautionary Factors" in Item 1 of this document regarding forward-looking statements and factors that could impact the business and financial prospects of the Company.

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

         Federal regulations historically have required First Northern to maintain minimum levels of liquid assets such as cash, certain time deposits, U.S. government and agency securities, and other obligations generally having remaining maturities of less than five years. Liquidity requirements have varied from time to time based upon economic conditions and deposit flows. The current requirement is 4% of the preceding calendar month's average net withdrawable deposits and borrowings payable on demand or in one year or less ("liquidity base") or of the average daily balance of the liquidity base during the preceding quarter. The Company's total liquidity ratio at December 31, 1998 was 5.49% and 5.67% at December 31, 1997. The liquidity ratio decreased at year-end 1998 as compared to year-end 1997 as a result of funding loan originations.

         Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits; and (iv) the objectives of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and short- to intermediate-term U.S. Government and agency obligations. If the Savings Bank requires funds beyond its ability to generate them from operations, it can borrow from the FHLB of Chicago (See "Borrowings").

INVESTMENT AND MORTGAGE-RELATED SECURITIES. A substantial portion of the Company's investment securities (approximately $33.3 million at December 31, 1998 and $28.5 million at December 31, 1997) are held and managed by FNII. (See Notes to Consolidated Financial Statements -- Note B and Note C -- Securities Available-for-Sale and Securities Held-to-Maturity.)

         Interest-earning deposits increased $537,000 in 1998 as a result of placing excess funds in overnight deposits until the funds (usually a day) are needed.

         The dollar amount of both the securities available-for-sale and securities held-to-maturity increased in 1998 as compared to 1997 as a result of reinvesting interest earned on the investment portfolio into additional securities and the purchasing of additional securities.


LENDING ACTIVITIES. First Northern has traditionally concentrated on the origination of adjustable and fixed interest rate one- to four-family mortgage loans and consumer loans throughout its 19 offices. First Northern also originates construction, more than four-family ("multi-family") residential and commercial real estate loans. In addition, the Savings Bank will purchase one- to four-family and multi-family mortgage loans from other sources primarily within the State of Wisconsin. Adjustable interest rate mortgage loans are originated for First Northern's portfolio while fixed interest rate mortgage loans, particularly those with terms greater than 20 years, are primarily originated for sale in the secondary mortgage market. First Northern retains 15 and 20 year fixed interest rate mortgage loan originations in its portfolio. At December 31, 1998, approximately 76% of First Northern's mortgage loan portfolio was interest rate adjustable as compared to 89% at December 31, 1997.

         First Northern originates a variety of adjustable and fixed interest rate mortgage loan products based upon market demands and general economic conditions. Adjustable indexed interest rate mortgage loans at December 31, 1998, contain an interest rate adjustment provision tied to the national monthly median cost of funds ratio for Savings Association Insurance Fund ("SAIF") insured institutions, plus an additional mark-up of 2.95% to 4.00% (the "index") which varies with the mortgage loan product. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates. In 1998, First Northern adjusted interest rates on indexed mortgage loans downward at or before the contractual interest rate adjustment date in response to decreasing market interest rates. If the adjustable indexed mortgage loans interest rates had not been decreased, these mortgage loans would have refinanced to a fixed interest rate mortgage loan or another indexed mortgage loan at a lesser interest rate. In 1998, First Northern decreased interest rates on approximately $86.0 million of its mortgage loans.

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

         First Northern's origination of second mortgage loans, automobile, boat, recreational vehicle and other types of consumer loans, which are generally of shorter maturities than first mortgage loans, enhances the matching of maturities of its assets and liabilities and offer a higher yield. Second mortgage loans are offered on both a fixed and adjustable interest rate basis; other consumer loans are generally offered on a fixed interest rate basis.

         At December 31, 1998 and 1997, approximately 35% of First Northern's consumer loan portfolio was interest rate adjustable.

         The following table sets forth First Northern's mortgage and consumer loan originations and purchases:


                                                                          LOAN ORIGINATIONS AND PURCHASES
                                                                         DURING THE YEAR ENDED DECEMBER 31
                                                                            1998                    1997
                                                                        -----------             -----------
                                                                                (IN THOUSANDS)
Mortgage loans originated and purchased :
   Construction - residential                                          $  31,115               $  25,709
   Construction - commercial real estate                                   5,930
   Loans on existing property                                             59,021                  51,536
   Refinancing                                                           153,614                  42,166
   Other loans                                                             2,049                   2,398
                                                                     -----------             -----------
Total mortgage loans originated and purchased                            251,729                 121,809

Consumer loans originated and purchased:
   Consumer                                                                9,912                   8,670
   Second mortgage                                                        38,747                  36,896
   Automobile                                                             48,661                  50,059
   Education                                                               2,317                   2,568
                                                                     -----------             -----------
Total consumer loans originated and purchased                             99,637                  98,193
                                                                      ----------              ----------
Total loans originated and purchased                                    $351,366                $220,002
                                                                        ========                ========

         The dollar volume of First Northern's mortgage loan originations and purchases substantially increased in 1998 as compared to 1997 primarily as a result of favorable market interest rates which fostered home purchases, new home construction and refinancing of existing mortgage loans. In addition, First Northern continued to purchase mortgage loans in 1998 primarily from other Wisconsin financial institutions. In 1998, First Northern purchased $15.0 million of one- to four-family residential loans, $1.7 million of multi-family loans and $0.6 million of commercial real estate loans as compared to $7.8 million of one- to four-family residential, $3.7 million of multi-family and $1.0 million of commercial real estate loans in 1997. First Northern purchases loans when interest rates on these loans provide an opportunity to incrementally add to the profitability of the Company.

         First Northern's growth in the dollar amount of mortgage loans outstanding was $38.7 million or 8.6% for 1998 as compared to $24.7 million or 5.8% in 1997. The increase in the 1998 mortgage loan portfolio was the result of the substantial increase of mortgage loan originations.

         In 1998, First Northern re-evaluated its asset and liability management strategy (interest rate risk) and increased its percentage of fixed interest rate mortgage loans in its mortgage portfolio from approximately 20% to approximately 25%. This increase was implemented after a review of its asset and liability gap position (See "Asset and Liability Management") and other investment opportunities in the market. At December 31, 1998, First Northern had approximately $116.0 million fixed interest rate mortgage loans in its mortgage loan portfolio, compared to approximately $51.2 million of fixed interest rate mortgage loans at December 31, 1997.

         In 1998, First Northern sold $63.2 million of fixed interest rate mortgage loans as compared to $18.7 million in 1997. This increase was the result of the origination and subsequent sale of 30 year fixed interest rate mortgage loans.

         The consumer loan portfolio at December 31, 1998, increased $1.3 million as compared to December 31, 1997 as a result of increased consumer loan originations and purchases. The moderate increase in consumer loan originations of $1.4 million was the result of customers and individuals consolidating their consumer loan needs into the refinancing of their mortgage loan and a slight decrease in the dollar amount of loan purchases from SFC. In 1998, First Northern and FNII purchased $40.9 million of automobile loans from SFC as compared to $41.3 million in 1997. This decrease in purchases from SFC was the result of additional competition in the indirect automobile loan market. SFC originates indirect automobile loans in the State of Wisconsin and sells these loans to the Savings Bank or FNII and the other SFC shareholder while retaining the servicing of such loans. The book value of First Northern's investment in SFC as of December 31, 1998 was $36,479.

ASSET QUALITY. First Northern currently classifies any loan on which a payment is 90 days or more past due as non-performing. The following table summarizes non-performing loans and assets:


                                                                   NON-PERFORMING LOANS AND ASSETS
                                                                           AT DECEMBER 31
                                                                  --------------------------------
                                                                   1998                      1997
                                                                  ------                   -------
                                                                       (DOLLARS IN THOUSANDS)

Non-accrual mortgage loans                                         $223                      $333
Non-accrual consumer loans                                          123                       107
                                                                  -----                     -----
Total non-performing loans                                          346                       440
Properties subject to foreclosure                                    68                       135
Foreclosed properties and repossessed assets                         38                        18
                                                                 ------                    ------

Total non-performing assets                                        $452                      $593
                                                                   ====                      ====

Non-performing loans as a percent of total loans                    .05%                      .07%
                                                                    ===                       ===

Non-performing assets as a percent of total assets                  .06%                      .09%
                                                                    ===                       ===

         Total non-performing loans and assets decreased in 1998 as compared to 1997 as a result of the overall stable economy in First Northern's market areas and management's continued emphasis to maintain non-performing assets at low levels. Management believes non-performing loans and assets at the end of 1998 remain significantly below state and national averages.

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

         A summary of the general loan loss allowances is shown below:


                                                                 GENERAL LOAN LOSS ALLOWANCES
                                                            AT OR FOR THE YEAR ENDED DECEMBER 31
                                                      -----------------------------------------------
                                                          1998              1997              1996
                                                      ------------      ------------      -----------
                                                                    (DOLLARS IN THOUSANDS)
Balance at the beginning of the year                    $3,177            $2,937            $2,608
Provisions                                                 420               320               370
Charge-offs                                                (99)             (101)              (66)
Recoveries                                                  33                21                25
                                                     ---------         ---------         ---------

Balance at the end of the year                          $3,531            $3,177            $2,937
                                                        ======            ======            ======

Allowance as a percent of
     total loans                                           .56%             .53%               .53%
                                                           ===              ===                ===

Allowance as a percent of
     non-performing loans                             1,020.52%          722.05%            394.76%
                                                      ========           ======             ======

Allowance as a percent of
     total assets                                          .49%             .48%               .48%
                                                           ===              ===                ===

Allowance as a percent of
     non-performing assets                              781.19%          535.75%            314.79%
                                                        ======           ======             ======


LIFE INSURANCE POLICIES. Life insurance policies or bank owned life insurance ("BOLI") increased $1.0 million in 1998 primarily as a result of the increased value. BOLI is long-term life insurance on the lives of certain current and past Savings Bank employees where the insurance policy benefits and ownership are retained by the Savings

Bank. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the participant's death. Management believes this is an effective method to help offset a portion of future employee benefit costs.

DEPOSITS. Deposits increased a record $60.6 million or 12.6% in 1998 as compared to $23.5 million or 5.1% in 1997. As of December 31, 1998, deposits totaled $542.4 million or 84.3% of total liabilities. This record deposit growth was the result of various factors including the following: (i) many stock market investors deposited money into First Northern deposit accounts as a safe haven for their funds during the 1998 stock market turmoil; (ii) Northeastern Wisconsin continuing to have good economic growth which has created new customers and hence new First Northern deposits; and (iii) the utilization of wholesale and jumbo deposits. Competition for deposits in First Northern's market area has been and will continue to be very strong.

         First Northern establishes savings deposit interest rates to be competitive in each market area and to maintain a favorable interest rate spread. The deposit philosophy continues to be that an increase in deposit dollars will be sought only if the increase is incrementally profitable.

         Due to loan demand and competition for retail deposits, First Northern will continue to seek alternative sources of funding, including wholesale and jumbo ($100,000 or more) deposits. At December 31, 1998, First Northern had a total of $32.1 million of wholesale brokered, corporate and municipal jumbo deposits as compared to $19.9 million at the end of 1997. Jumbo and wholesale deposits accounted for 20% of the deposit increase for 1998 and were obtained at a lower cost than retail deposits. This strategy of acquiring wholesale and jumbo deposits will be an integral part of the Savings Bank's deposit acquisition strategy for 1999.

         First Northern believes that the household checking account is the basic account upon which further customer banking relationships can be developed. First Northern utilized aggressive pricing and marketing of the checking account and has been able to become the "primary financial institution" for many households. First Northern will continue to emphasize checking accounts and services in 1999.

         To enhance this checking account relationship and to increase non-interest fee income, First Northern expanded its First Northern CheckCard base. The First Northern CheckCard offers a checking account customer the opportunity to access a checking account anywhere in the world where VISA is accepted. First Northern aggressively marketed the First Northern CheckCard in 1998 and 1997 and as a result of this aggressive marketing philosophy, the CheckCard has gained greater customer acceptance and increased product profitability.

         The Taxpayers Relief Act of 1997 continues to offers investors and homeowners significant tax planning opportunities ranging from income tax savings, estate tax savings, lower capital gains rates, retirement and education benefits, and the elimination of certain taxes altogether. First Northern had anticipated at the beginning of 1998, that the new Roth and Education Individual Retirement Account would result in higher deposit growth. First Northern did not experience a significant deposit growth in these new retirement accounts in 1998. Additional educational efforts will be made to communicate the advantages of the Roth and Education Individual Retirement Account to existing and potential customers.

         First Northern's objective is to create a one-stop family financial banking center by offering a wide selection of checking accounts, short, intermediate and long-term certificates of deposit, insured retirement accounts and mortgage and consumer loans to meet a wide variety of customer needs.

         The GNFSC Investment Center, established in April, 1995, posted a fourth year of profitability. Profits for 1998 were less than 1997 as a result of adding an additional salesperson to the staff in 1998. The Investment Center offers non-insured deposit products, such as tax-deferred annuities and, through a network agreement with a registered broker-dealer, stocks, mutual funds and brokerage products. The establishment of this division has resulted in increased customer retention and new customer relationships through the existing Savings Bank's branch network.

BORROWINGS. Borrowings, primarily from the FHLB of Chicago, decreased $11.3 million at December 31, 1998, as compared to December 31, 1997, as a result of the Savings Bank's ability to increase deposits, the increased loan sales and moderate loan growth. The borrowings have maturities ranging from overnight to approximately nine years (See Notes to Consolidated Financial Statements -- Note G-Borrowings). Management anticipates it will continue to utilize borrowings to fund its growth in interest-earning assets in 1999.

STOCKHOLDERS' EQUITY. First Northern's stockholders' equity to total assets ratio at December 31, 1998, was 10.6%, as compared to 11.1% at December 31, 1997. First Northern employs methods which are intended to increase interest-earning assets and thus reduce the percentage of equity to total assets (known as leveraging). In addition to interest-earning asset growth, the Company has also repurchased its stock. The first stock repurchase program, which began in March of 1996 and was completed in September 1996, resulted in the repurchase of 456,934 shares at an average cost of $7.91 per share. A second stock repurchase program which began in October 1996 authorized the repurchase of 438,114 shares. The second stock repurchase program repurchased 60,800 shares at an average cost of $8.62 per share before it expired in October 1997. A third stock repurchase program was implemented in March of 1998 which authorized the repurchase of up to 446,101 shares. At December 31, 1998, 179,500 shares at an average cost of $13.00 per share has been repurchased in the third stock repurchase program. First Northern may implement additional stock repurchase programs in the future if it is economically prudent.

         The Wisconsin Department of Financial Institutions--Division of Savings Institutions, which regulates the Savings Bank, requires maintenance of a minimum of six percent equity to total assets. In addition, the Office of Thrift Supervision ("OTS") capital rules require the Savings Bank to meet three separate standards: (i) a leverage limit of core capital to adjusted total assets of not less than three percent; (ii) tangible capital to adjusted total assets of not less than one and one-half percent; and (iii) risk-based capital to risk-weighted assets of eight percent. The Savings Bank meets and exceeds all regulatory capital standards (See Notes to Consolidated Financial Statements--Note I--Stockholders' Equity).

ASSET AND LIABILITY MANAGEMENT

         The primary function of asset and liability management is to provide liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Interest rate risk is the imbalance between interest-earning assets and interest-bearing liabilities at a given maturity or repricing date and is commonly referred to as the interest rate gap (the "gap"). A positive gap exists when there are more assets than liabilities maturing or repricing within the same time frame. A negative gap occurs when there are more liabilities than assets maturing or repricing within the same time frame. The following chart reflects First Northern's gap position as of December 31, 1998:


                                                                     CUMULATIVE GAP POSITION
                                                                     (DOLLARS IN THOUSANDS)
                                             -----------------------------------------------------------------
                                                3 MONTHS       4 TO 12      1 TO 5        OVER
                                                OR LESS         MONTHS       YEARS        5 YEARS     TOTAL
   Interest-earning assets:
     Mortgage loans (a)                         $ 40,945       $194,516      $167,719      $76,582    $479,762
     Consumer loans (b)                           54,826         53,177        44,828        6,675     159,506
     Investment securities (c)                    11,785          7,964        16,851                   36,600
     Mortgage-related securities (d)                 525          1,924         9,804          267      12,520
     Interest-earning deposits                       762             99                                    861
                                             -----------   -------------------------- ------------------------
          Total rate-sensitive assets            108,843        257,680       239,202       83,524     689,249

   Interest-bearing liabilities:
     Passbook accounts (e)                         4,998          6,405        24,052       30,432      65,887
     NOW & variable rate insured
          money market accounts (e)               57,354          5,029        21,059       50,769     134,211
     Time deposits (e)                            95,057        154,115        90,389                  339,561
     Advance payments by borrowers
          for taxes and insurance                  1,716          1,717                                  3,433
     Borrowings                                   39,152         12,200        39,600        1,025      91,977
                                               ---------     ----------    ----------   ---------- -----------
          Total rate-sensitive liabilities       198,277        179,466       175,100       82,226     635,069
                                                --------      ---------     ---------    ---------  ----------

    Gap                                         $(89,434)     $  78,214      $ 64,102     $  1,298   $  54,180
                                                ========      =========      ========     ========   =========

    Cumulative gap                              $(89,434)      $(11,220)      $52,882      $54,180
                                                ========       ========       =======      =======
    Cumulative gap as a percentage
          of total assets                        (12.4)%         (1.6)%           7.3%         7.5%
                                                 =====           ====             ===          ===

----------

(a) Excludes undisbursed loan proceeds of $11,750; includes $1,913 of mortgage loans held for sale.
(b)  Includes $1,162 of education loans held for sale.
(c)  Includes $5,250 of FHLB stock; excludes unrealized gains or losses.
(d)  Excludes unrealized gains or losses.
(e)  Does not include accrued interest which totals $2,713 for all deposits.

         The calculation of a gap position is subjective by nature and requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Assumptions used in estimating the maturity/repricing amounts and dates of the more significant asset and liability categories include: (i) investment securities - based upon contractual maturities and if applicable, call dates; (ii) loans - based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon the Company's historical experience; (iii) mortgage-related securities - based upon an average of Wall Street estimates for prepayment speeds; and (iv) deposits based upon contractual maturities and various decay rates applied to the remaining deposit dollars. The decay rate, which varies with deposit product, is based on historical decay rates of First Northern.

                  First Northern's overall asset and liability management goal is to maximize long-term profitability and returns to stockholders. First Northern's current strategy is to: (i) originate and retain adjustable interest rate mortgage loans; (ii) originate and retain 15 and 20 year fixed interest rate mortgage loans; (iii) originate and sell most 30 year fixed interest rate mortgage loans; (iv) originate shorter maturity consumer loans; (v) emphasize the origination of adjustable interest rate home equity loans; (vi) counsel depositors to balance their deposits between short-, intermediate-, and long-term deposits; and (vii) to offer new and attractive deposits and investment opportunities. In addition, borrowings with various terms are used to reach the targeted asset/liability mix. Currently, management's strategic goal for asset/liability management is to maintain a cumulative one (1) year gap within a range of a positive 10% to a negative 20%. Management believes this is an appropriate level to achieve First Northern's long-term goals, while controlling interest rate risk.

IMPACT OF YEAR 2000
                  Historically, computer programs generally abbreviated dates by eliminating the century digits of the year. Many resources such as software, hardware, telephones, voicemail, heating, ventilating and air conditioning, alarms, etc. ("Systems") are affected. These Systems were designed to assume a century value of "19" to save memory and disk space within their programs. In addition, many Systems use a value of "99" in a year or "99/99/99" in a date to indicate "no date" or "any date" or even a default expiration date.

                  As the Year 2000 approaches, this abbreviated date mechanism within Systems threatens to disrupt the function of computer software at nearly every business, including First Northern, which relies heavily on computer systems for account and other recordkeeping functions. If the millennium issue is ignored, system failures or miscalculations could occur, causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar normal business activities. First Northern outsources a majority of its mission critical computer functions to a Brookfield, Wisconsin-based company, Fiserv, Inc. ("Fiserv"). Because Year 2000 problems could affect Fiserv, and hence the Savings Bank through its relationship with Fiserv, the Savings Bank has discussed potential Year 2000 problems with Fiserv. These discussions have kept the Savings Bank abreast of Fiserv's progress in anticipating and avoiding Year 2000 problems that could affect First Northern's operations. Fiserv has advised First Northern that it has fully tested and renovated their systems for Year 2000 issues. First Northern participated in client testing on October 11, 1998, which revealed no significant issues. First Northern will also be performing additional tests with Fiserv during the first quarter of 1999.

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

                  Based on recent assessments, First Northern determined that it will be required to modify or replace certain portions of its internal software and hardware so that its Systems will function properly with respect to dates on or after September 9, 1999 ("9/9/99"). It is currently anticipated that the total cost of these modifications will not exceed a total of $170,000 (pre-tax). At the end of December, 1998, approximately $115,000 has been spent on new equipment, software and miscellaneous expenses for Year 2000. First Northern does not separately track the internal costs incurred for the Y2K project, and that such costs are principally the payroll costs for its information systems group. First Northern currently believes that with these modifications, the Year 2000 will not pose a significant operational problems for its Systems. If such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 could have an adverse impact on the operations of First Northern.

                  First Northern has currently completed the inventory, assessment and analysis phases of its Year 2000 project. The renovation, testing and contingency planning phases are expected to be completed by the end of the first quarter of 1999. At December 31, 1998, the renovation is approximately 87% completed, the testing phase is approximately 64% completed and the contingency planning phase is approximately 50% completed.

                  Contingency Planning (developing backup procedures to be used in the event of unforeseen problems) is primarily focused on critical systems. This planning not only addresses Systems issues, but also operational issues such as the cash needs of its customers.

                                                                             Percent            Time
Year 2000 Initiative                                                         Complete          Frame
--------------------                                                       ------------     ------------
Inventory and Assessment  (List all systems affected by Year 2000).............100%          11/97-04/98
Analysis  (Document systems status for Year 2000 compliance)...................100%          01/98-08/98
Renovation (Upgrade non-compliant systems to be Year 2000 ready)................87%          03/98-06/99
Testing (Simulate operations with dates advanced beyond 01/01/2000).............64%          05/98-06/99
Contingency Planning (Develop backup plans for critical systems)................50%          06/98-06/99


         Overall, First Northern estimates that 90% of the Year 2000 project has been completed, as of December 31, 1998.

         First Northern expects to use internal resources to reprogram, upgrade or replace and test its internal Systems. Internal resources are also being used to renovate Savings Financial Corporation (SFC), a partially owned subsidiary operating in Hales Corner, Wisconsin.

         Even though internal resources are being used to prepare for Year 2000 causing some other non-critical projects to be delayed, First Northern believes there are benefits to operations through the renovations that have taken place.

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

 AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS
         The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made since First Northern does not have any tax exempt investments. Average balances are derived from average daily balances. The yield on securities available-for-sale are included in investment securities and mortgage-related securities and yields are calculated on the historical basis. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability.

                                                          AVERAGE  BALANCE  SHEET, INTEREST  AND  RATE  PAID
                                                                       YEAR ENDED DECEMBER 31
                                      ------------------------------------------------------------------------------------------
                                                   1998                          1997                          1996
                                      ------------------------------------------------------------------------------------------
                                      AVERAGE   INTEREST      YIELD/  AVERAGE  INTEREST     YIELD/ AVERAGE  INTEREST      YIELD/
                                      BALANCE   EARNED/PAID   RATE    BALANCE  EARNED/PAID  RATE   BALANCE  EARNED/PAID   RATE
                                       --------- --------- --------- --------- --------- --------- --------- --------- ---------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets (1):
       Mortgage loans                 $456,977  $ 33,510      7.33% $426,748   $31,443     7.37%  $401,652   $28,831      7.18%
       Consumer loans                  160,706    13,273      8.26   148,614    12,529     8.43    126,177    10,725      8.50
       Investment securities            34,828     2,138      6.14    29,154     1,844     6.33     25,215     1,582      6.27
       Interest-earning deposits         2,623       147      5.60       762        45     5.91      1,220        66      5.41
       Mortgage-related securities       9,996       622      6.22    11,558       735     6.36     10,344       672      6.50
                                       --------- --------- --------- --------- --------- --------- --------- --------- ---------

       TOTAL                           665,130    49,690      7.47   616,836    46,596     7.55    564,608    41,876      7.42

 Interest-bearing liabilities:
       Passbook accounts                63,643     1,364      2.14    60,057     1,322     2.20     58,744     1,313      2.24
       NOW and variable rate insured
         money market accounts         117,944     2,927      2.48   104,665     2,536     2.42    102,338     2,388      2.33
       Time deposits                   327,674    18,979      5.79   307,423    17,579     5.72    292,477    16,543      5.66
       Advance payments by borrowers
         for taxes and insurance         6,680       155      2.32     6,652       149     2.24      7,142       162      2.27
       Borrowings                       95,890     5,578      5.82    82,644     4,905     5.94     48,393     2,797      5.78
                                       --------- --------- --------- --------- --------- --------- --------- --------- ---------

       TOTAL                           611,831    29,003      4.74   561,441    26,491     4.72    509,094    23,203      4.56
                                       --------- --------- --------- --------- --------- --------- --------- --------- ---------

 Net interest earning assets
       and interest rate spread       $ 53,299                2.73% $ 55,395                2.83% $ 55,514                2.86%
                                       =========           ========= =========          ========= =========            =========

 Average interest-earning
       assets, net interest income
       and net yield on average
       interest-earning assets        $665,130  $ 20,687      3.11% $616,836  $ 20,105      3.26% $564,608  $ 18,673      3.31%
                                       ========= ========= ========= ========= ========= ========= ========= ========= =========



 Average interest-earning assets
       to interest-bearing liabilities   108.7%                        109.9%                        110.9%
                                       =========                     =========                     =========

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

          The following table sets forth the relative contribution of changes in volume and effective interest rates on changes in net income:

                                                                   RATE VOLUME ANALYSIS
                                                                  YEAR ENDED DECEMBER  31
                                                                        1998 VS 1997
                                                ---------------------------------------------------------
                                                                 INCREASE (DECREASE) DUE TO:
                                                ---------------------------------------------------------
                                                                                   RATE/
                                                RATE             VOLUME            VOLUME           TOTAL
                                                ------         ------------      -------------     -------
                                                                       (IN THOUSANDS)
Interest-earning assets:
     Mortgage loans                             $(171)           $2,250             $(12)           $2,067
     Consumer loans                              (253)            1,018              (21)              744
     Investment securities                        (55)              360              (11)              294
     Interest-earning deposits                     (2)              110               (6)              102
     Mortgage-related securities                  (16)              (99)               2              (113)
                                              -------         ---------           ------          --------

     TOTAL                                      $(497)           $3,639             $(48)            3,094
                                                =====            ======             ====           -------

Interest-bearing liabilities:
     Passbook accounts                          $ (36)         $     80            $  (2)               42
     NOW and variable rate insured
         money market accounts                     63               320                8               391
     Time deposits                                215             1,171               14             1,400
     Advance payments by borrowers
         for taxes and insurance                    5                 1                                  6
     Borrowings                                   (99)              788              (16)              673
                                               ------          --------            -----          --------

     TOTAL                                       $148            $2,360            $   4             2,512
                                                 ====            ======            =====           -------

Net change in net interest income                                                                  $   582
                                                                                                   =======

                                                                  RATE VOLUME ANALYSIS
                                                                  YEAR ENDED DECEMBER  31
                                                                       1997 VS 1996
                                                 ---------------------------------------------------------
                                                                INCREASE (DECREASE) DUE TO:
                                                 ---------------------------------------------------------
                                                                                    RATE/
                                                  RATE           VOLUME            VOLUME           TOTAL
                                                 ------         ---------        ----------        -------
                                                                       (IN THOUSANDS)
Interest-earning assets:
     Mortgage loans                             $ 763           $ 1,801             $ 48            $2,612
     Consumer loans                               (88)            1,908              (16)            1,804
     Investment securities                         15               245                2               262
     Interest-earning deposits                      6               (25)              (2)              (21)
     Mortgage-related securities                  (14)               79               (2)               63
                                               ------           -------             ----           -------

     TOTAL                                      $ 682           $ 4,008             $ 30             4,720
                                               ======           =======             ====           =======

Interest-bearing liabilities:
     Passbook accounts                          $ (23)          $    33             $ (1)                9
     NOW and variable rate insured
         money market accounts                     92                54                2               148
     Time deposits                                175               852                9             1,036
     Advance payments by borrowers
         for taxes and insurance                   (2)              (11)                               (13)
     Borrowings                                    77             1,976               55             2,108
                                               ------           -------             ----           -------

     TOTAL                                      $ 319           $ 2,904             $ 65             3,288
                                               ======           =======             ====           =======

Net change in net interest income                                                                   $1,432
                                                                                                    ======


                                                                    RATE VOLUME ANALYSIS
                                                                 YEAR ENDED DECEMBER 31
                                                                      1996 VS 1995
                                                  ---------------------------------------------------------
                                                                 INCREASE (DECREASE) DUE TO:
                                                  ---------------------------------------------------------
                                                                 RATE/
                                                 RATE            VOLUME           VOLUME            TOTAL
                                                 ------         ---------        ----------        -------
                                                                       (IN THOUSANDS)
Interest-earning assets:
     Mortgage loans                           $   734           $ 1,086            $  29            $1,849
     Consumer loans                                71               701                5               777
     Investment securities                        (52)               23               (1)              (30)
     Interest-earning deposits                    (13)              (24)               3               (34)
     Mortgage-related securities                  (30)              347              (28)              289
                                              -------           -------            -----            ------

     TOTAL                                    $   710           $ 2,133            $   8             2,851
                                              ========          =======            ======           ======

Interest-bearing liabilities:
     Passbook accounts                        $  (149)          $   (40)           $   4              (185)
     NOW and variable rate insured
         money market accounts                    102               381               21               504
     Time deposits                                340                13                                353
     Advance payments by borrowers
         for taxes and insurance                   15               (29)              (2)              (16)
     Borrowings                                  (340)            1,000             (149)              511
                                              -------           -------            -----            ------
     TOTAL                                    $   (32)          $ 1,325            $(126)            1,167
                                              ========          =======            ======           ======
Net change in net interest income                                                                   $1,684
                                                                                                    ======

                                       47

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997.

GENERAL. Net income increased $793,000 in 1998 primarily as a result of the dollar increase in interest-earning assets, gains from the sales of loans and a reduction in the effective income tax rate.

INTEREST INCOME. Interest income on mortgage loans increased $2,067,000 as a result of increased dollars outstanding in the mortgage loan portfolio. The average interest rate earned decreased as a result of: (i) mortgage loans being originated at interest rates below the existing mortgage loan portfolio yield;
(ii) downward interest rate adjustments to certain mortgage loans in its portfolio before their scheduled adjustment dates in response to the refinancing of existing adjustable interest rate mortgage loans; and (iii) the prepayments of mortgage loans with higher than market interest rates.

           Interest income on consumer loans increased $744,000 as a result of an increase of $12.1 million of consumer loans outstanding throughout 1998. The average interest rate earned on the consumer portfolio decreased to 8.26% in 1998 as compared to 8.43% in 1997 as a result of: (i) consumer loan originations at interest rates that were below the existing yield on the consumer loan portfolio; (ii) decreases in some of First Northern's consumer loans which use the prime interest rate as an index; and (iii) prepayments to consumer loans that are at interest rates above market interest rates.

           Investment securities and interest-earning deposits interest income increased $294,000 and $102,000 respectively, as a result of increased dollars outstanding. First Northern purchases investment securities when it incrementally adds to the overall profitability of the Company and to aid in its interest rate risk management.

           The increase in the dollar amount of interest-earning deposits is the result of excess funds above the funding needs for loans and operations, being invested in short-term certificates of deposits or in overnight investments. These additional funds were created by strong deposit gains and sales of loans.

           Interest on mortgage-related securities decreased $113,000 as a result of prepayment and repayments to the underlying collateral (mortgage loans). The average interest rate earned on mortgage-related securities decreased to 6.22% from 6.36% primarily as the result of prepayments and repayments to higher than market interest rate securities and the purchase of mortgage-related securities at lower interest rates than existing yields on the mortgage-related securities portfolio.

INTEREST EXPENSE. Interest expense on deposits increased $1,833,000 as a result of increased deposits. First Northern utilizes various time deposit terms and interest rates to attract new deposits and in 1998, utilized wholesale deposits as a method to acquire less expensive deposits. There are times when wholesale deposits are a more cost effective method to acquire funds than retail deposits or borrowings.

           Interest expense on borrowings increased $673,000 in 1998 primarily as a result of increased average borrowings outstanding. First Northern primarily borrows from the FHLB of Chicago and anticipates that it will continue to borrow to fund its growth in interest-earning assets in 1999.

           Advance payments by borrowers for taxes and insurance ("escrow") interest expense increased modestly in 1998 as a result of the increased number of escrow accounts that were interest-bearing. Although the interest rate paid on escrow accounts of 2.83% was the same in 1998 as it was in 1997, and the average dollars in escrow were approximately equal, a number of non interest-bearing escrow accounts were replaced by interest-bearing escrow accounts thus increasing interest expense. The escrow interest rate for 1999 is 2.74%.

PROVISIONS FOR LOAN LOSSES. First Northern provided an additional $420,000 to loan loss allowances in 1998. The total loan loss allowance at December 31, 1998, is $3,531,000 or .56% of the total loan portfolio at December 31, 1998, as compared to $3,177,000 or .53% of the total loan portfolio at December 31, 1997.

NON-INTEREST INCOME. Fees on serviced loans decreased $146,000 primarily as the result of the amortization of the mortgage servicing asset in accordance with Financial Accounting Standards ("FASB") No. 122, "Accounting for Mortgage Servicing Rights." As the principal of a mortgage loan which was sold with servicing retained repays or prepays, the mortgage servicing asset is reduced and netted against the fees on serviced loans, thereby reducing the income on serviced loans. In 1998, the amortization of the mortgage loan servicing asset amounted to $215,000 and $38,900 in 1997.

           Deposit account service charges increased $73,000 primarily as the result of: (i) the increased number of NOW(checking) accounts and their associated fees; and (ii) customer usage of CheckCard. CheckCard is a debit card where each time the Savings Bank's CheckCard is used a fee, which varies with each merchant, is paid to the Savings Bank by the debit card company. The Savings Bank promotes the use of its debit card by direct mail.

           Insurance commissions decreased $32,000 primarily as a result of a reduction in the bonus received from insurance carriers. If First Northern obtains a predetermined threshold of insurance sales and insurance losses are below another threshold, insurance bonuses can be earned. In 1998, First Northern insurance losses exceeded the threshold and the level of insurance bonuses were reduced.

           Gains on the sales of loans increased $683,000 as a result of increased loan sales. Loan sales in 1998 were $65.6 million as compared to $21.2 million in 1997. (See Financial Condition--Balance Sheet--Loans Receivable).

           Other non-interest income increased $359,000 primarily as the result of BOLI. In December 1997, First Northern purchased $7.4 million of life insurance to partially offset the future cost of employee benefits. Interest earned on the $7.4 million of life insurance in 1998 was $396,000.

NON-INTEREST EXPENSE. Compensation expense increased $538,000 as a result of normal salary increases, the addition of 5 full-time equivalent employees and increased accruals for the director deferred retirement plan and supplemental executive retirement plan.

           Federal deposit insurance premiums increased $17,000 as a result of increased deposits and in 1997, the receipt of a $15,000 refund of deposit insurance premiums paid from prior periods.

           Data processing expense increased $73,000 primarily from increased depreciation expense and service contract expense on data processing equipment.

           Furniture and equipment expense decreased $21,000 as a result of a number of pieces of furniture and equipment being fully depreciated at the end of 1997.

           Telephone and postage expenses decreased $33,000 by negotiating a reduction to the cost of long distance calls and an increase in expense deferrals associated with the substantial increase in loan originations. Incremental telephone and postage expenses associated with loan originations are deferred and amortized back against interest income over the life of the loan, which results in an adjustment to the loan yield.

           Marketing expense increased $39,000 as a result of increased advertising and marketing of deposit and loan products. First Northern believes the growth in lending and deposit volumes is facilitated by increased marketing of those products and hence, increased costs.

           Other expenses increased $96,000 as a result of increased costs associated with the operations of SFC, costs associated with the issuance and operations of the debit card and an increase in bad checks and customer fraud.

INCOME TAXES. The effective income tax rate for 1998 is 34.6% as compared to 37.7% for 1997. This decrease in the effective income tax rate is primarily the result of earnings on BOLI for which no income tax provision is provided and the increase in earnings at FNII which is not subject to state income taxes. Both activities have reduced state franchise taxes.

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

           Interest income on consumer loans increased $1,804,000 as a result of an increase of $22.4 million in consumer loans outstanding throughout 1997. The average interest rate earned on the consumer loan portfolio decreased to 8.43% in 1997 as compared to 8.50% in 1996 as a result of consumer loan originations at interest rates below the weighted average yield on the consumer loan portfolio.

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

           Advance payments by borrowers for taxes and insurance ("escrow") interest expense decreased primarily as a result of lower balances in escrow accounts. Although the number of mortgage loans with escrow accounts increased in 1997, the average balances carried in individual escrow accounts were reduced as a result of the Department of Housing and Urban Development ("HUD") regulation, which requires aggregating of tax and insurance dollars within an individual's escrow; reduction in the dollar amount of property taxes statewide (result of funding schools via state revenues rather than property taxes); and a change in First Northern's policy, of no longer escrowing for property insurance. The interest rate paid on escrow accounts in 1997 was 2.83% compared to 2.91% in 1996. The escrow interest rate for 1998 is 2.83%, the same as 1997.

PROVISION FOR LOAN LOSSES. First Northern expensed $320,000 for loan losses in 1997 as compared to $370,000 in 1996. The total loan loss allowance is $3,177,000 or .53% of total loan portfolio at December 31, 1997, as compared to $2,937,000 and .53% respectively, at December 31, 1996.

NON-INTEREST INCOME. Fees on serviced loans decreased in 1997 primarily as a result of Statement of Financial Accounting Standards ("Statement") No. 122, "Accounting for Mortgage Servicing Rights" which amortizes a mortgage servicing asset as a reduction to fees on serviced loans over the period of and in proportion to the expected loan servicing fee revenue. In 1997, this amortization amounted to $38,900. There was no such amortization in 1996.

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

NON-INTEREST EXPENSE. Compensation, payroll taxes and other employee benefits expense rose $537,000 in 1997 as a result of : (i) normal salary and benefit cost increases; (ii) increased education and training costs primarily the result of the new PC based teller system; and (iii) accrued expenses associated with the SERP plan.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           First Northern's financial performance is affected by, among other factors, interest rate risk and credit risk. First Northern does not use derivatives to mitigate its interest rate risk or credit risk, relying instead on loan review and an adequate loan loss reserve (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

           Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by First Northern's Asset Liability Management Committee ("ALCO"), which includes senior management representatives. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in Net Portfolio Value ("NPV") and in Gap position (See "Management's Discussion and Analysis -- Asset and Liability Management"). The ALCO attempts to manage the various components of First Northern's balance sheet to minimize the impact of sudden and sustained changes in interest rates on net interest income.

           First Northern's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine First Northern's change in NPV and First Northern's Gap analysis. If First Northern's change to NPV and Gap is not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved limits.

              In order to reduce the exposure to interest rate risk, First Northern has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. First Northern has focused on: (i) its residential lending on adjustable interest rate mortgages, which generally reprice within one to three years; (ii) its non-residential lending on adjustable or floating rate and/or short-term loans; (iii) its investment activities on short- and intermediate-term securities; (iv) maintaining and increasing its passbook and transaction deposit accounts, which are considered to be relatively resistant to changes in interest rates; and (v) utilizing long-term borrowings and deposit marketing programs to adjust the term to repricing of its liabilities.

              Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of an increase or decrease of 100 basis points of assumed changes in market interest rates up to 300 basis points. NPV is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. The Company's Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the NPV in the event of sudden and sustained increases and decreases in market interest rates. The following table presents the Company's projected change in NPV for a 100 basis point to a 300 basis point shock level as of December 31, 1998, and the Board's established limitations relating thereto. All market rate sensitive instruments presented in this table are classified as either held to maturity or available-for-sale. The Company has no trading securities.

                                                                     ACTUAL           PERCENT       BOARD
    CHANGE IN INTEREST RATE                                           NPV              CHANGE       CHANGE      LIMIT
    -----------------------                                         --------         ---------     --------    -------
                                                                                     (DOLLARS IN THOUSANDS)

    300 basis point rise                                           $  82,452         $(13,908)    (14.4)%      (35.0)%
    200 basis point rise                                           $  86,937         $ (9,423)     (9.8)%      (25.0)%
    100 basis point rise                                           $  91,542         $ (4,818)     (5.0)%      (15.0)%
    Base Scenario                                                  $  96,360         $      0       0.0%         0.0%
    100 basis point decline                                        $ 102,204         $  5,844       6.1%       (15.0)%
    200 basis point decline                                        $ 110,220         $ 13,860      14.4%       (25.0)%
    300 basis point decline                                        $ 122,178         $ 25,818      26.8%       (35.0)%


              The preceding table indicated that at December 31, 1998, in the event of a sudden and sustained increase or decrease in prevailing market interest rates, the Company's NPV would be expected to decrease. At December 31, 1998, the Company's estimated changes in NPV were within the targets established by the Board of Directors.

              NPV is calculated based on the net present value of estimated cash flows utilizing First Northern's prepayment assumptions and market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources.

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

              Certain shortcomings are inherent in the method of analysis presented in the NPV analysis. Actual cash flows and values may differ from those projections presented, should market conditions vary from assumptions used in the calculation of the NPV analysis. Certain assets, such as adjustable rate loans, which represent one of First Northern's primary loan products, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable interest rate loans in First Northern's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinancing activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the NPV analysis. Finally, the ability of many borrowers to repay their adjustable rate mortgage loans may decrease in the event of interest rate increases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         Report of Independent Auditors


Board of Directors and Stockholders
First Northern Capital Corp.

We have audited the accompanying consolidated statements of financial condition of First Northern Capital Corp. (the "Company") and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                    /s/ Ernst & Young LLP

January 22, 1999
Milwaukee, Wisconsin

First Northern Capital Corp. and Subsidiaries

Consolidated Statements of Financial Condition


                                                                                    DECEMBER 31
                                                                              1998               1997
                                                                            --------           --------
                                                                                   (In Thousands)
ASSETS
Cash                                                                      $    6,350         $       640
Interest-earning deposits                                                        861                 324
                                                                            --------            --------
                                         CASH AND CASH EQUIVALENTS             7,211                 964

Securities available-for-sale, at fair value:
   Investment securities                                                       9,205               6,799
   Mortgage-related securities                                                   996                 932
Securities held-to-maturity:
   Investment securities (estimated fair value of
      $23,935--1998; $21,313--1997)                                           23,741              21,231
   Mortgage-related securities (estimated fair value
      of $11,594--1998; $10,689--1997)                                        11,522              10,675
Loans held for sale                                                            3,075               2,119
Loans receivable                                                             631,739             593,529
Accrued interest receivable                                                    3,686               3,646
Foreclosed properties and repossessed assets                                     106                 153
Office properties and equipment                                                7,573               8,004
Federal Home Loan Bank stock                                                   5,250               5,250
Life insurance policies                                                       12,514              11,523
Prepaid expenses and other assets                                              3,095               2,871
                                                                            --------            --------
                                                                            $719,713            $667,696
                                                                            ========            ========

First Northern Capital Corp. and Subsidiaries

Consolidated Statements of Financial Condition




                                                                                  DECEMBER 31

                                                                            1998               1997
                                                                      ----------------   -----------------
                                                                                 (In Thousands)
LIABILITIES
Deposits                                                                    $542,372            $481,788
Borrowings                                                                    91,977             103,277
Advance payments by borrowers for taxes and insurance                          3,433               3,861
Other liabilities                                                              5,838               4,953
                                                                            --------            --------
                                                 TOTAL LIABILITIES           643,620             593,879


STOCKHOLDERS' EQUITY
Cumulative preferred stock, $1 par value;
   10,000,000 shares authorized; none outstanding
Common stock, $1 par value; 30,000,000 shares
   authorized; shares issued: 9,134,735--1998;
   9,136,104--1997; shares outstanding:
   8,764,945--1998; 8,845,676--1997                                            9,135               9,136
Additional paid-in capital                                                     9,126               9,438
Unrealized gain on securities available-for-sale,
    net of taxes                                                                 960                 614
Treasury stock at cost (369,790 shares--1998;
   290,428 shares--1997)                                                      (3,710)             (2,316)
Retained earnings                                                             60,582              56,945
                                                                            --------            --------
                                        TOTAL STOCKHOLDERS' EQUITY            76,093              73,817
                                                                            --------            --------

                                                                            $719,713            $667,696
                                                                            ========            ========

                               See accompanying notes.
                                       56

First Northern Capital Corp. and Subsidiaries

Consolidated Statements of Income

                                                                                YEAR ENDED DECEMBER 31

                                                                       1998             1997           1996
                                                                  ---------------  --------------  ------------

                                                                     (In Thousands, Except Per Share Amounts)
Interest income:
   Mortgage loans                                                     $33,510           $31,443       $28,831
   Consumer loans                                                      13,273            12,529        10,725
   Investment securities                                                2,138             1,844         1,582
   Interest-earning deposits                                              147                45            66
   Mortgage-related securities                                            622               735           672
                                                                    ---------        ----------    ----------
                                           TOTAL INTEREST INCOME       49,690            46,596        41,876

Interest expense:
   Deposits                                                            23,270            21,437        20,244
   Borrowings                                                           5,578             4,905         2,797
   Advance payments by borrowers for taxes and insurance                  155               149           162
                                                                   ----------        ----------    ----------
                                          TOTAL INTEREST EXPENSE       29,003            26,491        23,203
                                                                     --------          --------      --------
                                             NET INTEREST INCOME       20,687            20,105        18,673
Provision for loan losses                                                 420               320           370
                                                                   ----------        ----------    ----------
                                      NET INTEREST INCOME AFTER
                                       PROVISION FOR LOAN LOSSES       20,267            19,785        18,303

Non-interest income:
   Fees on serviced loans                                                  167              313           354
   Loan fees and service charges                                          268               251           234
   Deposit account service charges                                      1,300             1,227           960
   Insurance commissions                                                  292               324           320
   Gains on sales of loans                                              1,042               359           259
   Gain on sale of securities                                               9
   Other                                                                 1,161              802           559
                                                                        ---------    ----------      ----------
                                       TOTAL NON-INTEREST INCOME        4,239             3,276         2,686

Non-interest expense:
   Compensation, payroll taxes and other employee benefits              7,804             7,266         6,729
   Federal insurance premiums                                             301               284           985
   SAIF special assessment                                                                              2,856
   Occupancy                                                               862              875           832
   Data processing                                                      1,476             1,403         1,166
   Furniture and equipment                                                 459              480           510
   Telephone and postage                                                  438               471           449
   Marketing                                                              409               370           351
   Other                                                                2,322             2,225         2,061
                                                                    ---------         ---------    ----------
                                      TOTAL NON-INTEREST EXPENSE       14,071            13,374        15,939
                                                                     --------          --------     ---------
Income before income taxes                                             10,435             9,687         5,050
Income taxes                                                            3,606             3,651         1,767
                                                                    ---------         ---------     ---------

NET INCOME                                                           $  6,829          $  6,036      $  3,283
                                                                     ========          ========      ========

                                      BASIC NET INCOME PER SHARE         $.77              $.68          $.37
                                                                         ====              ====          ====

                                    DILUTED NET INCOME PER SHARE         $.75              $.66          $.36
                                                                         ====              ====          ====

                                   CASH DIVIDENDS PAID PER SHARE         $.36              $.32          $.30
                                                                         ====              ====          ====


                            See accompanying notes.

First Northern Capital Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity



                                                                  Unrealized
                                                                     Gain
                                                                on Securities
                                                   Additional     Available-
                                        Common       Paid-In      For-Sale,      Treasury     Retained
                                         Stock       Capital     Net of Taxes     Stock       Earnings     Total
                                      ------------------------------------------------------------------------------
                                                                 (In Thousands)

Balance at January 1, 1996                 $9,110        $10,035          $315    $              $53,119    $72,579
   Comprehensive income:
     Net income                                                                                    3,283      3,283
     Other comprehensive income -
       Change in net unrealized gain
         on securities available-for-sale,
         net of income taxes                                                70                                   70
                                           ------         -------         ----       -------     -------    -------
   Total comprehensive income                                               70                     3,283      3,353
   Cash dividends ($.30 per share)                                                                (2,667)    (2,667)
   Retirement of common stock                  (8)           (58)                                               (66)
   Purchase of treasury stock                                                         (3,698)                (3,698)
   Exercise of stock options                   34           (136)                        825                    723
                                           ------         -------         ----       -------     -------    -------
Balance at December 31, 1996                9,136          9,841           385        (2,873)     53,735     70,224
   Comprehensive income:
     Net income                                                                                    6,036      6,036
     Other comprehensive income -
       Change in net unrealized gain
         on securities available-for-sale,
         net of income taxes                                               229                                  229
                                           ------         -------         ----       -------     -------    -------
   Total comprehensive income                                              229                     6,036      6,265
   Cash dividends ($.32 per share)                                                                (2,826)    (2,826)
   Purchase of treasury stock                                                           (441)                  (441)
   Exercise of stock options                                (403)                        998                    595
                                           ------         -------         ----       -------     -------    -------
Balance at December 31, 1997                9,136          9,438           614        (2,316)     56,945     73,817
   Comprehensive income:
     Net income                                                                                    6,829      6,829
     Other comprehensive income -
       Change in net unrealized gain
         on securities available-for-sale,
         net of income taxes                                               346                                  346
                                           ------         -------         ----       -------     -------    -------
   Total comprehensive income                                              346                     6,829      7,175
   Cash dividends ($.36 per share)                                                                (3,192)    (3,192)
   Retirement of common stock                  (1)           (17)                                               (18)
   Purchase of treasury stock                                                         (2,333)                (2,333)
   Exercise of stock options                                (295)                        939                    644
                                           ------         -------         ----       -------     -------    -------
Balance at December 31, 1998               $9,135         $ 9,126         $960       $(3,710)    $60,582    $76,093
                                           ======         =======         ====       =======     =======    =======


                            See accompanying notes.

First Northern Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows





                                                                       YEAR ENDED DECEMBER 31

                                                                1998            1997             1996
                                                           --------------  --------------   --------------
                                                                          (In Thousands)
OPERATING ACTIVITIES:
Net income                                                      $6,829          $6,036            $3,283
Adjustments to reconcile net income to cash
    provided by operating activities:
      Provision for losses on loans                                420             320               370
      Provision for depreciation and amortization                  859             873               756
      Gains on sales of loans                                   (1,042)           (359)             (259)
      Gain on sale of securities                                    (9)
      Loans originated for sale                                (66,527)        (20,746)          (13,795)
      Proceeds from loan sales                                  66,613          21,159            14,252
      Increase in interest receivable                              (40)           (351)             (221)
      Increase in interest payable                                 194             165                75
      Other                                                       (392)         (6,598)             (318)
                                                              ---------       ----------      ----------
                                    NET CASH PROVIDED BY
                                    OPERATING ACTIVITIES         6,905             499             4,143

INVESTING ACTIVITIES:
Proceeds from maturities of investment
    securities and interest-earning deposits                    18,201           6,800            11,150
Proceeds from the sale of securities                             2,251
Purchases of investment securities                             (24,776)        (12,211)          (10,782)
Principal repayments of mortgage-
    related securities                                           2,882           1,522               556
Purchases of mortgage-related securities                        (3,777)         (1,977)           (5,697)
Net increase in loans receivable                               (38,774)        (39,963)          (54,086)
Purchases of office properties and equipment                      (428)           (839)             (745)
Purchase of Federal Home Loan Bank stock                                        (1,477)               (5)
                                                         -------------        --------      ------------
                              NET CASH USED BY INVESTING
                                              ACTIVITIES       (44,421)        (48,145)          (59,609)



                             See accompanying notes.

First Northern Capital Corp. and Subsidiaries

                                                                          YEAR ENDED DECEMBER 31
                                                                  1998             1997            1996
                                                                --------         --------       ---------
                                                                              (In Thousands)
FINANCING ACTIVITIES:
Net increase in deposits                                        $ 60,390         $ 23,300       $  8,294
Net increase (decrease) in short-term borrowings (20,050)          9,080           18,122
Proceeds from long-term borrowings                                35,750           63,825         51,150
Repayment of long-term borrowings                                (27,000)         (46,900)       (13,000)
Cash dividends                                                    (3,192)          (2,826)        (2,667)
Purchase of treasury stock                                        (2,333)            (441)        (3,698)
Retirement of common stock                                           (18)                            (66)
Proceeds from exercise of stock options                              644              595            723
Net decrease in advance payments by borrowers
    for taxes and insurance                                         (428)          (1,586)        (1,103)
                                                                --------         --------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         43,763           45,047         57,755
                                                                --------         --------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   6,247           (2,599)         2,289
Cash and cash equivalents at beginning of year                       964            3,563          1,274
                                                                --------         --------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  7,211         $    964       $  3,563
                                                                ========         ========       ========

SUPPLEMENTAL INFORMATION TO THE STATEMENTS OF CASH FLOWS:
Interest credited and paid on deposits                          $ 22,911        $  21,273        $20,169
Interest paid on borrowings                                        5,515            4,799          2,539
Payments for federal and state income taxes                        3,842            3,212          2,193
Loans transferred to foreclosed properties and
    repossessed assets                                               315              387            411

First Northern Capital Corp. and Subsidiaries

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: First Northern Capital Corp. (the Company) provides a full range of financial services to individual customers in Northeastern Wisconsin through its wholly owned subsidiary bank, First Northern Savings Bank, S.A. (the Savings
Bank). The Company is subject to competition from other traditional and nontraditional financial institutions and is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION: The consolidated financial statements include the accounts and balances of the Company, the Savings Bank and the Savings Bank's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investment in its fifty percent owned subsidiary, which is not material, is accounted for on the equity method.

The accounting and reporting policies of the Company, the Savings Bank and the Savings Bank's subsidiaries conform to generally accepted accounting principles and to general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near-term relate to the determination of the allowance for losses on loans and the valuation of investments and real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and real estate owned, management obtains independent appraisals for significant properties.

CASH AND CASH EQUIVALENTS: The Company considers its interest-earning deposits, which have a maturity of three months or less when purchased, to be cash equivalents.

INVESTMENT AND MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE: Debt securities are classified as held-to-maturity and carried at amortized cost if management has the intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity are designated as available-for-sale and carried at fair value, with unrealized gains and losses net of income taxes, reflected in stockholders' equity.

Interest and dividends are included in interest income from the related securities as earned. Realized gains and losses are computed on a specific identification basis and declines in value judged to be other than temporary, are included in gains (losses) on sale of securities.

INTEREST ON LOANS: Interest income on loans is accrued and credited to operations based on the principal amount outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest and/or when, in the opinion of management, full collection is unlikely. Management may elect to continue the accrual of interest when the loan is in the process of collection and the value of collateral is sufficient to cover the principal balance and accrued interest. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total

First Northern Capital Corp. and Subsidiaries contractual principal and interest is no longer in doubt.

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

LOANS HELD FOR SALE: Loans held for sale generally consist of current production of certain fixed interest rate first mortgage loans and education loans which are recorded at the lower of aggregate cost or market value. Fees received from the borrower and certain direct loan origination costs are deferred and recorded as an adjustment of the sales price.

MORTGAGE SERVICING RIGHTS: Effective January 1, 1997, an allocation of costs is made between loans and their related servicing rights for loans originated with a definitive plan to sell or securitize these loans and retain the servicing rights. The Company recognizes a separate asset for servicing rights which effectively increases the gain on sale of loans when the servicing rights are retained. This asset amount is amortized over the period of and in proportion to the expected loan servicing fee revenue as a reduction of "Fees on Serviced Loans." The unamortized balance of the asset is carried at the lower of cost or fair value. Valuation adjustments, if any, are also included in "Fees on Serviced Loans." In previous periods, costs were fully allocated to the loan and servicing income was recognized as received over the life of the loan.

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

The Savings Bank considers loans secured by one- to four-unit residential properties and all consumer loans as homogenous loans and therefore exempt for purposes of measuring impairment as defined by Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Per this definition, the Savings Bank had no impaired loans in 1998 or 1997.

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

LIFE INSURANCE POLICIES: Investments in life insurance policies owned by the Company are carried at the amount that could be realized under the insurance contract.

EARNINGS PER SHARE: Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each year. The resulting number of shares used in computing basic earnings per share is 8,851,486, 8,834,937 and 8,922,526 for the years ended December 31, 1998, 1997 and 1996, respectively. The number of shares used in computing diluted earnings per share is 9,092,653, 9,080,237 and 9,130,444, for the years ended December 31, 1998, 1997 and 1996, respectively.

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

NEW AND PENDING ACCOUNTING PRONOUNCEMENTS: Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires public companies to report financial and descriptive information about their operating segments using a "management approach." Operating segments are defined as revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. Statement No. 131 is effective for 1998; however, the Company has determined that its only operating and reportable segment is community banking and therefore it is not required to present any further information under Statement No. 131.

Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new Statement resolves the inconsistencies that currently exist with respect to derivatives accounting, and dramatically changes the way many derivatives transactions and hedged items are reported. Statement No. 133 is effective for years beginning after June 15, 1999. This Statement is not expected to have an impact on the Company.

RECLASSIFICATIONS: Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentations.

First Northern Capital Corp. and Subsidiaries

NOTE B-SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale are as follows:


                                                                     Gross Unrealized
                                                             ---------------------------------
                                           Amortized                                                    Estimated
                                             Cost                 Gains               Losses            Fair Value
                                       ----------------      ---------------      --------------      --------------
                                                                  (In Thousands)
At December 31, 1998:
    U.S. Treasury Notes                        $7,041          $     88              $(4)           $  7,125
    Asset Management Funds                        535                                 (1)                534
    FHLMC stock                                    33             1,513                                1,546
                                               ------            ------              ----            -------
                                                7,609             1,601               (5)              9,205
    Mortgage-related securities                   998                                 (2)                996
                                               ------            ------              ----            -------
                                               $8,607            $1,601              $(7)            $10,201
                                               ======            ======              ====            =======

At December 31, 1997:
    U.S. Treasury Notes                        $5,240           $    55              $(3)             $5,292
    Asset Management Funds                        505                                 (5)                500
    FHLMC stock                                    33               974                                1,007
                                               ------            ------            -----             -------
                                                5,778             1,029               (8)              6,799
    Mortgage-related securities                   932                                                    932
                                               ------            ------            -----             -------
                                               $6,710            $1,029              $(8)             $7,731
                                               ======            ======              ====              ======


Proceeds from sale of securities available-for-sale in 1998, 1997 and 1996 were $2,251,000, $0 and $0, respectively. Gross gains of $9,000, $0 and $0, respectively, were realized on those sales.

First Northern Capital Corp. and Subsidiaries

NOTE B-SECURITIES AVAILABLE-FOR-SALE (CONTINUED)

At December 31, 1998, U.S. Government and agency securities available-for-sale have maturities of less than five years.

NOTE C-SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair values of investment securities held-to-maturity are as follows:


                                                                    Gross Unrealized
                                                             ---------------------------------
                                             Amortized                                                  Estimated
                                             Cost                 Gains               Losses            Fair Value
                                       ----------------      ---------------      --------------      --------------
                                                                  (In Thousands)

At December 31, 1998:
    U.S. Government and
      agency securities                         $23,741             $205             $(11)           $23,935
                                                =======            =====             ====            =======


At December 31, 1997:
    U.S. Government and
      agency securities                         $21,231             $101             $(19)           $21,313
                                                =======             ====             ====            =======


At December 31, 1998, securities held-to-maturity have the following maturities:

                                                                                  Amortized       Estimated
                                                                                  Cost            Fair Value
                                                                                ------------    ------------
                                                                                       (In Thousands)

    Due in one year or less                                                     $  6,520           $  6,555
    Due after one year through five years                                         12,220             12,382
    Due after five years through ten years                                         5,001              4,998
                                                                                --------          ---------
                                                                                 $23,741            $23,935
                                                                                ========          =========

First Northern Capital Corp. and Subsidiaries

NOTE C-SECURITIES HELD-TO-MATURITY (CONTINUED)

The amortized cost and estimated fair values of mortgage-related securities held-to-maturity are as follows:

                                               Amortized                    Gross Unrealized     Estimated
                                               Cost             Gains          Losses            Fair Value
                                              -----------      ---------    -----------------  ------------
                                                                       (In Thousands)

At December 31, 1998:
     Federal Home Loan
         Mortgage Corporation                  $  7,347            $61                             $  7,408
     Federal National Mortgage
         Association                              4,175             19              $(8)              4,186
                                              ---------           ----              ---           ---------

                                                $11,522            $80              $(8)            $11,594
                                                =======            ===              ===             =======

At December 31, 1997:
     Federal Home Loan
          Mortgage Corporation                 $  7,028            $59             $(36)           $  7,051
     Federal National Mortgage
         Association                              3,647             19              (28)              3,638
                                              ---------           ----            -----           ---------
                                                $10,675            $78             $(64)            $10,689
                                                =======            ===             ====             =======

First Northern Capital Corp. and Subsidiaries

NOTE D-LOANS RECEIVABLE

Loans receivable consist of the following:


                                                                                     DECEMBER 31

                                                                               1998                  1997
                                                                         ----------------      ----------------

                                                                                   (In Thousands)
First mortgage loans:
    One- to four-family residential                                              $416,974          $393,563
    Five or more family residential                                                32,013            24,506
    Commercial real estate                                                          7,546             9,269
    Construction, primarily one- to four-family residential                        29,937            21,348
    Other                                                                           3,129             2,226
                                                                              -----------       -----------
                                                                                  489,599           450,912
Consumer loans:
    Consumer                                                                       18,416            18,200
    Second mortgage                                                                66,426            68,596
    Automobile                                                                     73,502            70,276
                                                                               ----------        ----------
                                                                                  158,344           157,072
                                                                                  647,943           607,984
Less:
    Undisbursed loan proceeds                                                      11,750            10,290
    Allowance for losses on loans                                                   3,531             3,177
    Unearned loan fees                                                                923               988
                                                                             ------------      ------------
                                                                                   16,204            14,455
                                                                               ----------        ----------
                                                                                 $631,739          $593,529
                                                                                 ========          ========


The majority of the Company's lending activity is with borrowers within its primary market area of Northeastern Wisconsin.

Loans serviced for investors were $150,161,000, $126,980,000 and $120,999,000 at
December 31, 1998, 1997 and 1996, respectively. These loans are not reflected in the consolidated financial statements.

First Northern Capital Corp. and Subsidiaries

NOTE D-LOANS RECEIVABLE (CONTINUED)

Activity in the allowance for losses on loans is as follows:


                                                                       YEAR ENDED DECEMBER 31

                                                               1998                 1997                 1996
                                                         ----------------     -----------------     --------------

                                                                           (In Thousands)

Balance at beginning of year                                      $3,177            $2,937             $2,608
Provisions                                                           420               320                370
Charge-offs                                                          (99)             (101)               (66)
Recoveries                                                            33                21                 25
                                                               ---------         ---------          ---------
Balance at end of year                                            $3,531            $3,177             $2,937
                                                                  ======            ======             ======


NOTE E-OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows:

                                                                                          DECEMBER 31
                                                                                    1998               1997
                                                                                 ---------          ---------
                                                                                           (In Thousands)
    Land                                                                           $ 2,045           $  2,045
    Office buildings                                                                 7,052              7,032
    Furniture and equipment                                                          2,891              2,896
    Leasehold improvements                                                              74                 74
                                                                                ----------         ----------
                                                                                    12,062             12,047
    Less allowance for depreciation and amortization                                 4,489              4,043
                                                                                 ---------          ---------
                                                                                   $ 7,573            $ 8,004
                                                                                   =======            =======

First Northern Capital Corp. and Subsidiaries

NOTE F-DEPOSITS

Deposits are summarized as follows:

                                                                                   DECEMBER 31

                                                                            1998                    1997
                                                                     ------------------      ------------------

                                                                                 (In Thousands)

    Passbook                                                               $  65,887            $  60,076

    Negotiable Order of Withdrawal accounts:
      Non-interest bearing                                                    25,747               19,764
      Interest bearing                                                        43,526               36,861

    Variable rate insured money market accounts                               64,938               51,838

    Certificate accounts:
      2.00% to 3.99%                                                                                1,262
      4.00% to 4.99%                                                          42,348               32,483
      5.00% to 5.99%                                                         206,600              130,822
      6.00% to 7.99%                                                          90,613              146,115
      8.00% to 10.99%                                                                                  48
                                                                            --------             --------
                                                                             339,561              310,730
                                                                            --------             --------
                                                                             539,659              479,269
    Accrued interest                                                           2,713                2,519
                                                                            --------             --------
                                                                            $542,372             $481,788
                                                                            ========             ========


Aggregate annual maturities of certificate accounts at December 31, 1998, are as follows (in thousands):

                                     Maturities during the twelve
                                     months ending December 31:
                                            1999                             $219,798
                                            2000                               82,550
                                            2001                               21,910
                                            2002                               12,933
                                            2003                                1,870
                                           Thereafter                             500
                                                                             --------
                                                                             $339,561
                                                                             ========


Deposit accounts with balances greater than $100,000 were $68,685,000 and $54,528,000 at December 31, 1998 and 1997, respectively.

First Northern Capital Corp. and Subsidiaries

NOTE G-BORROWINGS

Borrowings consist of the following:


                                                                   1998                      1997
                                                        -------------------------- -------------------------

                                                                        Weighted                    Weighted
                                                                         Average                     Average
                                                           Balance        Rate         Balance        Rate
                                                        ------------- ------------- ------------- ----------

                                                                      (Dollars in Thousands)

Federal Home Loan Bank advances maturing in

1998                                                                              $  26,000       5.95%
1999                                                      $15,200        5.88%       11,200       6.05
2000                                                       20,375        5.69        11,275       5.88
2001                                                       10,900        5.88         6,050       6.21
2002                                                       18,000        5.43        18,000       5.43
2003                                                       11,325        5.75         2,550       6.00
2008                                                        8,025        4.99
Open line of credit                                         7,675        5.13        26,065       6.92
                                                          -------                  --------
Total FHLB advances                                        91,500                   101,140
Federal reserve bank line of credit                           477        4.12         1,237       5.27
Reverse repurchase agreements                                                           900       5.79
                                                          -------                  --------
Total                                                     $91,977                  $103,277
                                                          =======                  ========


The Company is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. In addition, these advances are collateralized by FHLB stock.

The Company is a Treasury Tax & Loan (TT&L) depositary for the Federal Reserve Bank (FRB), and as such, it accepts TT&L deposits. The Company is allowed to borrow these deposits from the FRB until they are called. Collateral with a face value greater than or equal to the amount borrowed is pledged on a condition of borrowing TT&L deposits. At December 31, 1998 and 1997, U.S. government securities with a face value of $4,000,000 and $1,500,000, respectively, were pledged as collateral.

The Company enters into sales of securities under agreements to repurchase (reverse purchase agreements). Fixed-coupon reverse purchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a borrowing in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset accounts. Reverse repurchase agreements entered into with local municipalities did not require delivery of securities. At December 31, 1997, securities sold under agreements to repurchase involve U.S. government or agency securities with a book value, including accrued interest, of $1,020,759 and a market value of $1,017,578. Based on the month-end balances, securities sold under agreements to repurchase averaged $650,000, $1,216,667 and $1,041,667 during the years ended December 31, 1998, 1997 and 1996, respectively. The maximum amount outstanding at any month end during the years ended December 31, 1998, 1997 and 1996 was $900,000, $1,500,000 and $1,500,000, respectively.

First Northern Capital Corp. and Subsidiaries

NOTE G-BORROWINGS (CONTINUED)

At December 31, 1998, the Company had an irrevocable letter of credit outstanding with the FHLB for $1,497,850. This letter of credit is pledged against a municipal deposit with the Savings Bank. No amounts have been drawn against the letter of credit by the Savings Bank.

NOTE H-INCOME TAXES

The Savings Bank qualified under provisions of the Internal Revenue Code which previously permitted it to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. At December 31, 1998, retained earnings includes approximately $15,883,000 for which no provision for income tax has been made. Income taxes of approximately $6,228,000 would be imposed if the Savings Bank were to use these retained earnings for any purpose other than to absorb bad debt losses.

The income tax provision for the years ended December 31 consists of the following:


                                                   1998                1997                1996
                                             --------------      --------------      --------------

                                                                 (In Thousands)
       Current:
          Federal                                      $3,333           $2,802           $1,616
          State                                           432              577              324
                                                      -------          -------          -------
                                                        3,765            3,379            1,940
       Deferred:
          Federal                                        (127)             209             (132)
          State                                           (32)              63              (41)
                                                      -------          -------          -------
                                                         (159)             272             (173)
                                                      -------          -------          -------
                                                       $3,606           $3,651           $1,767
                                                       ======           ======           ======


The provision for income taxes, for the years ended December 31, differs from that computed at the federal statutory corporate tax rate, as follows:


                                                               1998                1997                1996
                                                          --------------      --------------      ---------------

                                                                              (In Thousands)

Income before income taxes                                   $10,435            $9,687              $5,050
                                                             =======            ======              ======

Income tax expense at federal statutory
   rate of 34.0416% (34% for 1997 and 1996)                   $3,552            $3,294              $1,717
Increase (decrease) resulting from:
   State income taxes, net of federal
     income tax benefits                                         264               422                 187
   Other                                                        (210)              (65)               (137)
                                                            --------         ---------            --------
                                                              $3,606            $3,651              $1,767
                                                              ======            ======              ======

First Northern Capital Corp. and Subsidiaries

NOTE H-INCOME TAXES (CONTINUED)

The components of the Savings Bank's deferred tax assets and liabilities as of December 31 are as follows:


                                                                                1998                 1997
                                                                           ---------------      --------------
                                                                                     (In Thousands)

Deferred tax assets:
    Deferred compensation                                                       $1,010           $   747
    Loss reserves                                                                  830               554
    Excess servicing gains                                                          41                49
    Other                                                                            4                 6
                                                                             ---------         ---------
Total deferred tax assets                                                        1,885             1,356

Deferred tax liabilities:
    Deferred loan fees                                                             429               140
    Mortgage servicing rights                                                      262                97
    FHLB stock dividends                                                           164               160
    Depreciation                                                                   174               265
    Unrealized securities gains                                                    632               400
    Other                                                                           35                32
                                                                              --------         ---------
Total deferred tax liabilities                                                   1,696             1,094
                                                                                ------           -------
                                                                                $  189           $   262
                                                                                ======           =======


There is no valuation allowance relative to deferred tax assets recognized for financial statement purposes at December 31, 1998 or 1997.

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

First Northern Capital Corp. and Subsidiaries

NOTE I-STOCKHOLDERS' EQUITY (CONTINUED)

The Savings Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Savings Bank's financial statements. Under federal capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of December 31, 1998, the most recent notification from the Office of Thrift Supervision ("OTS"), categorized the Savings Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Savings Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table. As a state-chartered savings institution, the Savings Bank is also subject to a minimum capital requirement of the State of Wisconsin. Management believes, as of December 31, 1998, that the Savings Bank meets all capital adequacy requirements to which it is subject. There are no conditions or events since that notification that management believes have changed the Savings Bank's category.

First Northern Capital Corp. and Subsidiaries

NOTE I-STOCKHOLDERS' EQUITY (CONTINUED)

The Savings Bank's required and actual capital amounts and ratios are presented in the following table.


                                                                                                  To Be Well
                                                                   Minimum Required           Capitalized Under
                                                                      For Capital             Prompt Corrective
                                           Actual                  Adequacy Purposes          Action Provisions
                                  ------------------------     -------------------------   ------------------------

                                     Amount        Ratio            Amount        Ratio      Amount       Ratio
                                  ------------- -----------      ------------- ----------  ------------  ----------

                                                              (Dollars In Thousands)
As of December 31, 1998:
    Tangible capital
      (to tangible assets)               $68,524     9.55%          $10,761      1.50%         $35,872      5.00%
    Core capital
      (to tangible assets)                68,524     9.55%           28,697      3.00%          43,046      6.00%
    Risk-based capital
      (to risk-weighted assets)           72,054    15.74%           36,620      8.00%          45,775     10.00%
    State of Wisconsin capital
      (to total assets)                   73,413    10.20%           43,181      6.00%           N/A         N/A

As of December 31, 1997:
    Tangible capital
      (to tangible assets)               $68,073    10.20%          $ 9,988      1.50%         $33,293      5.00%
    Core capital
      (to tangible assets)                68,073    10.20%           19,976      3.00%          39,951      6.00%
    Risk-based capital
      (to risk-weighted assets)           71,250    16.70%           34,232      8.00%          42,790     10.00%
    State of Wisconsin capital
      (to total assets)                   72,318    10.80%           40,062      6.00%            N/A        N/A

First Northern Capital Corp. and Subsidiaries

NOTE I-STOCKHOLDERS' EQUITY (CONTINUED)

Following are reconciliations of the Bank's stockholders' equity under generally accepted accounting principles to capital as determined by regulations:


                                                                                   Risk-             State of
                                                                  Core             Based            Wisconsin
                                                                Capital           Capital            Capital
                                                              ------------      ------------      --------------
                                                                              (In Thousands)

As of December 31, 1998:
    Regulatory capital                                           $68,524        $72,055              $73,414
   Unrealized gains on available-for-sale securities                960            960
   Investments in and advances to non-includable
     subsidiaries                                                   399            399
   Allowance for loan losses                                                    (3,531)               (3,531)
                                                           ------------       --------                -------

   Stockholders' equity (First Northern Savings
     Bank only)                                                 $69,883        $69,883                $69,883
                                                                =======        =======                =======

   Stockholders' equity (First Northern Capital Corp.)          $76,093        $76,093                $76,093
                                                                =======        =======                =======

As of December 31, 1997:
   Regulatory capital                                           $68,073        $71,250                $72,318
   Unrealized gains on available-for-sale securities                614            614
   Investments in and advances to non-includable
     subsidiaries                                                   454            454
   Allowance for loan losses                                                    (3,177)                (3,177)
                                                          -------------       --------                --------

   Stockholders' equity (First Northern Savings
     Bank only)                                                 $69,141        $69,141                 $69,141
                                                                =======        =======                 =======

   Stockholders' equity (First Northern Capital Corp.)          $73,817        $73,817                 $73,817
                                                                =======        =======                 =======



Applicable rules and regulations of the OTS impose limitations on dividends by the Savings Bank. Within those limitations, certain "safe harbor" dividends are permitted, subject to providing the OTS at least 30 days advance notice. The safe harbor amounts are based upon an institution's regulatory capital level. Thrift institutions which have capital in excess of all capital requirements before and after the proposed dividend are permitted to make capital distributions during any calendar year up to the greater of (1) 100% of net income to date during the calendar year, plus one-half of the surplus over such institution's capital requirements at the beginning of the

First Northern Capital Corp. and Subsidiaries calendar year,

NOTE I-STOCKHOLDERS' EQUITY (CONTINUED)

 or (2) 75% of net income over the most recent four-quarter period. Additional restrictions would apply to an institution which does not meet its capital requirement before or after a proposed dividend.

Unlike the Savings Bank, the Company is not subject to these regulatory capital requirements or restrictions on the payment of dividends to its stockholders. However, the source of its future dividends may depend upon dividends from the Savings Bank.

On March 20, 1996, the Company began its first stock repurchase program for its common stock to be used for the exercise of stock options. During 1996, the Company purchased 456,934 shares at an average price of $7.91 under this program. A second repurchase program began on October 18, 1996, for up to 438,114 shares and concluded on October 20, 1997. A total of 60,800 shares were purchased in the second stock repurchase program at an average price of $8.62 per share. A third stock repurchase program began March 20, 1998, for up to 446,101 shares and will conclude March 20, 1999. As of December 31, 1998, 179,500 shares had been repurchased at an average price of $13.00 per share.

NOTE J-EMPLOYEE BENEFIT PLANS

The Savings Bank has a participatory defined contribution 401(k) plan. The plan covers all employees with at least one year of service and who have attained age twenty-one. The Savings Bank will annually contribute 3% of an employee's cash compensation and may fund an additional discretionary dollar amount to the plan. The Savings Bank will contribute 50% of the first 4% of the amount of each employee's contribution, up to 4%. In addition, each employee may contribute amounts in excess of the 4% limit, up to the lesser of 15% of compensation or federal tax limits, with no Savings Bank participation. Total expense relating to this plan for 1998, 1997 and 1996 was $442,000, $379,000 and $358,000,
respectively.

The Savings Bank has an unfunded deferred retirement plan for directors. All members of the Savings Bank's Board of Directors are eligible under the plan. Directors of a predecessor institution and who are members of an advisory board are eligible at the discretion of the Savings Bank. Currently, there are four advisory board members in the plan. The Savings Bank also has supplemental retirement plans for several of its executives. Total expense relating to these plans for 1998, 1997 and 1996 was $809,000, $513,000 and $265,000, respectively.
The Savings Bank does not, as a policy, offer post-retirement benefits other than the plans discussed above.

First Northern Capital Corp. and Subsidiaries

NOTE J-EMPLOYEE BENEFIT PLANS (CONTINUED)

The 1994 Directors' Stock Option Plan has 140,000 shares of common stock reserved for directors. Directors will receive 3,600 non-qualified stock options on the first business day of February of each year. The option price for the directors' non-qualified stock options will be equal to the fair market value on the date of the grant. All options vest at a maximum of 331/3% for each year. Upon a director's retirement, the options become fully vested. Options expire no later than ten years from the grant date.

The 1994 Executive Stock Plan has 760,000 shares of common stock reserved for the grant of incentive stock options, non-qualified stock options, stock appreciation rights ("SARs") or restrictive stock to key executives. The plan provides that incentive stock option prices will not be less than the fair value of the stock at the grant date and non-incentive stock option prices will not be less than 90% of the fair value of the stock at the grant price.

The Company has elected to continue following Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee and directors' stock options. Under APB No. 25, because the exercise price of the Company's employee and directors' stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: risk-free interest rates of 5.41% and 5.57%, respectively; dividend yield of 3.00% and 4.50%, respectively; volatility factors of the expected market price of the Company's common stock of .222 and
 .202, respectively; and a weighted-average expected life of the options of 7 years.

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

First Northern Capital Corp. and Subsidiaries

NOTE J-EMPLOYEE BENEFIT PLANS (CONTINUED)

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                            DECEMBER 31

                                                                    1998                     1997
                                                            ------------------       ------------------

                                                               (Dollars In Thousands, Except Per
                                                                          Share Amounts)

                 Net income                                           $6,829                $6,036
                                                                      ======                ======

                 Pro forma net income                                 $6,665                $5,953
                                                                      ======                ======

                 Pro forma basic earnings per share                   $ 0.75                $ 0.67
                                                                      ======                ======

                 Pro forma diluted earnings per share                 $ 0.73                $ 0.65
                                                                      ======                ======



A summary of stock option transactions for each of the three years in the period ended December 31, 1998, is as follows:


                                                                                                 Weighted
                                                                                                  Average
                                                  Number of           Option Price Per           Exercise
                                                  Shares                    Share                Price
                                                 -----------         -----------------         -----------
Balance at January 1, 1996                          663,584             $1.77 - 7.88                $4.74
Granted                                              91,600                 7.88                     7.88
Exercised                                          (139,564)             1.77 - 7.63                 4.66
Expired                                              (8,000)                7.88                     7.88
                                                 ----------                                        ------

Balance at December 31, 1996                        607,620             $1.77 - 8.38                 5.19
Granted                                             113,000              1.77 - 7.88                 8.36
Exercised                                          (121,618)             1.77 - 7.88                 4.09
                                                   --------                                        ------

Balance at December 31, 1997                        599,002             $1.77 - 8.25                 6.02
Granted                                              95,600             12.75 - 13.25               13.14
Exercised                                          (100,138)            1.77 -  8.38                 5.34
                                                   --------                                        ------

Balance at December 31, 1998                        594,464             $1.77 - 13.25               $7.27
                                                    =======                                         =====

First Northern Capital Corp. and Subsidiaries

NOTE J-EMPLOYEE BENEFIT PLANS (CONTINUED)

At December 31, 1998, options for 432,937 shares were exercisable.

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

Off-balance-sheet financial instruments whose contract amounts represent credit and/or interest rate risk are as follows:

                                                                                    DECEMBER 31

                                                                               1998                 1997
                                                                         ----------------     ----------------

                                                                                   (In Thousands)

Commitments to extend credit:
    Fixed rate                                                                $4,656          $  1,279
    Adjustable                                                                 3,618             1,665
Commitments to sell mortgage loans                                             4,103               699
Unused overdraft protection lines of credit for
    checking accounts                                                          1,522             1,488
Unused home equity lines of credit                                            15,819            13,950
Unused commercial real estate line of credit                                     943               906
Unused credit card lines of credit                                             4,577             3,364



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

First Northern Capital Corp. and Subsidiaries

NOTE K-COMMITMENTS (CONTINUED)

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

OFF-BALANCE-SHEET INSTRUMENTS: Fair values for the Company's off-balance-sheet instruments (lending commitments and unused lines of credit) are based on quoted market prices or fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the related counter party. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 1998 or 1997.

First Northern Capital Corp. and Subsidiaries

NOTE L-FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts and fair values of the Company's financial instruments consist of the following at December 31:

                                                       1998                                  1997
                                          -------------------------------      --------------------------------

                                             Carrying           Fair              Carrying           Fair
                                              Amount           Value               Amount            Value
                                          --------------   --------------      --------------    --------------

                                                                    (In Thousands)


     Cash and cash equivalents                $    7,211        $    7,211      $       964      $       964
                                              ==========        ==========      ===========      ===========

     Investment and mortgage-related
       securities available-for-sale           $  10,201         $  10,201       $    7,731       $    7,731
                                               =========         =========       ==========       ==========

     Investment and mortgage-related
       securities held-to-maturity             $  35,263         $  35,529        $  31,906        $  32,002
                                               =========         =========        =========        =========

     Loans receivable                           $631,183          $636,243         $598,825         $599,254
                                                ========          ========         ========         ========

     Accrued interest receivable              $    3,686        $    3,686       $    3,646       $    3,646
                                              ==========        ==========       ==========       ==========

     Mortgage servicing rights               $       654       $       654      $       247      $       247
                                             ===========       ===========      ===========      ===========

     Federal Home Loan Bank stock             $    5,250        $    5,250       $    5,250       $    5,250
                                              ==========        ==========       ==========       ==========

     Deposits                                   $539,659          $504,914         $479,269         $458,374
                                                ========          ========         ========         ========

     Accrued interest on deposits             $    2,713        $    2,713       $    2,519       $    2,519
                                              ==========        ==========       ==========       ==========

     Borrowings                                $  91,977         $  92,522         $103,277         $103,162
                                               =========         =========         ========         ========

First Northern Capital Corp. and Subsidiaries

NOTE M-CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statements of financial condition as of December 31, 1998 and 1997, and the condensed statements of income and cash flows for the three years then ended should be read only in conjunction with the consolidated financial statements and the notes thereto.

                                               First Northern Capital Corp.
                                             Statements of Financial Condition


                                                                                       DECEMBER 31

                                                                                  1998                1997
                                                                             --------------      --------------

                                                                                     (In Thousands)

 ASSETS
      Cash                                                                         $  5,998          $  4,527
      Equity in net assets of subsidiaries                                           69,883            69,141
      Other assets                                                                      228               156
                                                                                 ----------        ----------
                                                                                    $76,109           $73,824
                                                                                    =======           =======

      LIABILITIES
      Other liabilities                                                          $       16        $        7
                                                                                 ----------        ----------
        TOTAL LIABILITIES                                                                16                 7

      STOCKHOLDERS' EQUITY
      Common stock                                                                    9,135             9,136
      Additional paid-in capital                                                      9,126             9,438
      Unrealized gain on securities available-for-sale, net of taxes                    960               614
      Treasury stock, at cost                                                        (3,710)           (2,316)
      Retained earnings                                                              60,582            56,945
                                                                                   --------          --------
        TOTAL STOCKHOLDERS' EQUITY                                                   76,093            73,817
                                                                                   --------          --------
                                                                                    $76,109           $73,824
                                                                                    =======           =======

First Northern Capital Corp. and Subsidiaries

NOTE M-CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                          First Northern Capital Corp.
                              Statements of Income


                                                                     YEAR ENDED DECEMBER 31

                                                           1998                   1997                  1996
                                                     -----------------      ----------------      ----------------

                                                                         (In Thousands)
     INTEREST INCOME:
       Interest-earning deposits                           $   249              $   170           $     46

     NON-INTEREST INCOME:
       Equity in net income of Savings Bank                  6,751                6,010              3,373

     NON-INTEREST EXPENSE:
       Compensation                                             12                   12                 13
       Postage                                                                                           4
       Other                                                   109                  115                119
                                                           -------             --------           --------
     TOTAL NON-INTEREST EXPENSE                                121                  127                136
                                                          --------             --------           --------
       Income before taxes                                   6,879                6,053              3,283
       Income taxes                                             50                   17
                                                         ---------            ---------        -----------
     NET INCOME                                             $6,829               $6,036             $3,283
                                                            ======               ======             ======

                                                First Northern Capital Corp.
                                                  Statements of Cash Flows



                                                                           YEAR ENDED DECEMBER 31

                                                                   1998                 1997                1996
                                                             ----------------      --------------      --------------

                                                                               (In Thousands)
   OPERATING ACTIVITIES:
   Net income                                                      $ 6,829           $ 6,036          $ 3,283
     Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
     Less equity in earnings of the Savings Bank                    (6,751)           (6,010)          (3,373)
       Other                                                           (63)               29                2
                                                                   -------          --------          -------
                                NET CASH PROVIDED BY (USED IN)
                                          OPERATING ACTIVITIES          15                55              (88)
                                                                   -------          --------          -------

   FINANCING ACTIVITIES:
   Cash dividends received                                           6,355             2,915           10,205
   Cash dividends paid                                              (3,192)           (2,826)          (2,667)
   Purchase of treasury stock                                       (2,333)             (441)          (3,698)
   Retirement of common stock                                          (18)                               (66)
   Proceeds from exercise of stock options                             644               487              650
                                                                   -------          --------          -------
                                          NET CASH PROVIDED BY
                                          FINANCING ACTIVITIES       1,456               135            4,424
                                                                   -------          --------          -------
                                          INCREASE IN CASH AND
                                              CASH EQUIVALENTS       1,471               190            4,336

   Cash and cash equivalents at beginning of period                  4,527            4,337                 1
                                                                   -------           ------           -------
                                  CASH AND CASH EQUIVALENTS AT
                                                 END OF PERIOD     $ 5,998           $ 4,527          $ 4,337
                                                                   =======           =======          =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information in response to this item is incorporated herein by reference to "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in First Northern's definitive Proxy Statement for its Annual Meeting of Stockholders on April 28, 1999 (the "1999 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information in response to this item is incorporated by reference to "Director Compensation", "Executive Compensation" (other than "Compensation Committee Report on Executive Compensation" thereunder, which is not incorporated by reference herein) and "Compensation Committee Interlocks and Insider Participation" in the 1999 Annual Meeting Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information in response to this item is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Annual Meeting Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information in response to this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with First Northern" in the 1999 Annual Meeting Proxy Statement.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                (a)   Documents filed as part of the Report:
              1. and 2.  Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of First Northern Capital Corp. and subsidiaries are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":

       Consolidated Statements of Financial Condition - December 31, 1998 and 1997.

       Consolidated Statements of Income - Years Ended December 31, 1998, 1997 and 1996.

       Consolidated Statements of Changes In Stockholders' Equity - Years Ended December 31, 1998, 1997 and 1996.

       Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996.

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

       (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the last quarter of 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST NORTHERN CAPITAL CORP.
March 18, 1999

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

                              SIGNATURE AND TITLE



                  /s/J. Gus Swoboda                                           /s/Thomas J. Lopina, Sr.
        -------------------------------------                            -----------------------------------
        J. Gus Swoboda, Chairman and Director                              Thomas J. Lopina, Sr., Director

               /s/Michael D. Meeuwsen                                            /s/Richard C. Smits
        -------------------------------------                            -----------------------------------
           Michael D. Meeuwsen, President,                                   Richard C. Smits, Director
        Chief Executive Officer and Director
            (Principal Executive Officer)

                 /s/Rick B. Colberg                                              /s/Robert B. Olson
         -------------------------------------                            -----------------------------------
     Rick B. Colberg, Vice President, Treasurer                               Robert B. Olson, Director
             and Chief Financial Officer
    (Principal Financial and Accounting Officer)

              /s/Howard M. Frankenthal
         -------------------------------------
           Howard M. Frankenthal, Director


---------------

*  Each of the above signatures is affixed as of March 18, 1999.

                          FIRST NORTHERN CAPITAL CORP.
                               (THE "REGISTRANT)

                          COMMISSION FILE NO. 0-27982

                                 EXHIBIT INDEX
                                       TO
                        1998 ANNUAL REPORT ON FORM 10-K



EXHIBIT                                                                   INCORPORATED HEREIN                    FILED
NUMBER                           DESCRIPTION                                BY REFERENCE TO                     HEREWITH
--------                        ------------                              --------------------                 ----------
   2.1            Agreement and Plan of Reorganization,            Appendix A to the Proxy
               dated as of August 16, 1995, by and among        Statement/Prospectus dated
               Registrant, First Northern Savings Bank,         November 2, 1995 (the "Proxy
               S.A. (the "Savings Bank") and FNGB               Statement/Prospectus") contained in
               Interim Savings Bank, FSB                        the Registrant's Registration
                                                                Statement on Form S-4 (No. 33-
                                                                98088) filed on October 13, 1995, as
                                                                amended by Pre-Effective
                                                                Amendment No. 1 filed on October
                                                                31, 1995 ( the "1995 Registration
                                                                Statement")

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

   4.2            Articles III, IV and VII of Articles of          See Exhibit 3.1 above
               Incorporation

  10.1**         Management Incentive Plan of Savings             Exhibit 10.1 to Registrant's
               Bank                                             12/20/95 8-K

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

  10.2.2**         Employment Agreement, dated as of                Exhibit 10.2.2 to Registrant's
               January 2, 1992, between Savings Bank and        12/20/95 8-K
               Dale J. Darmody

EXHIBIT                                                             Incorporated Herein                Filed
NUMBER                   Description                                by Reference to                    Herein
-----------              ------------                               --------------------               -------

   10.2.3**       Employment Agreements, dated as of               Exhibit 10.2.4 to Registrant's
               April 28, 1994, between Savings Bank and         12/20/95 8-K
               each of the following executive officers of
               Savings Bank:  Charles R. Albers; Richard
               C. Smits; and Steven L. Wilmet

   10.2.4**       Amendments No. 1 to Employment                   Exhibit (10)-2.5 to Registrant's
               Agreements, dated as of September 20,            1995 Registration Statement
               1995, between Savings Bank and each of the
               following executive officers of Savings
               Bank:  Michael D. Meeuwsen; Rick B.
               Colberg; Marla J. Carr; Richard E. Aicher;
               John E. Steinbrecker; Dale J. Darmody;
               Charles R. Albers; Richard C. Smits; and
               Steven L. Wilmet

   10.3.1**       Non-Qualified Deferred Retirement Plan           Exhibit 10.3 to Registrant's
               for Directors of Savings Bank                    12/20/95 8-K

   10.3.2**       Resolutions Amending the Non-Qualified                                                                 X
               Deferred Retirement Plan for Directors of
               Savings Bank.

   10.4.1**       1999 Stock Plan                                  Appendix A to the Proxy
                                                                Statement for Annual Meeting of
                                                                Stockholders' on April 28, 1999

   10.4.2**       1989 Executive Stock Option Plan                 Exhibit 10.4.2 to Registrant's
               (assumed by Registrant)                          12/20/95 8-K

   10.4.3**       1989 Directors' Stock Option Plan                Exhibit 10.4.3 to Registrant's
               (assumed by Registrant)                          12/20/95 8-K

   10.4.4**       1989 Stock Option and Incentive Plan             Exhibit 10.4.4 to Registrant's
               (assumed by Registrant)                          12/20/95 8-K

   10.4.5**       1994 Executive Stock Plan (assumed by            Exhibit 10.4.5 to Registrant's
               Registrant)                                      12/20/95 8-K

   10.4.6**       1994 Directors' Stock Option Plan                Exhibit 10.4.6 to Registrant's
               (assumed by Registrant)                          12/20/95 8-K
   10.5.1**       Salary Continuation Agreement dated as           Exhibit 10.5.3 to Registrant's
               of April 28, 1994, between Savings Bank          12/20/95 8-K
               and Richard C. Smits

   10.5.2**       Amendment No. 1 to Salary Continuation           Exhibit (10)-5.4 to Registrant's
               Agreement, dated as of September 20, 1995,       1995 Registration Statement
               between Savings Bank and Richard C. Smits

EXHIBIT                                                         Incorporated Herein                   Filed
NUMBER         Description                                      by Reference to                       Herein
-------        ------------                                     --------------------                  -------
  10.6.2**       Supplemental Retirement Agreement,               Exhibit (10)-6.2 to Registrant's
               dated as of January 1, 1995, between             1995 Registration Statement
               Savings Bank and Richard C. Smits

  10.6.3**       Amendments No. 1 to Supplemental                 Exhibit (10)-6.3 to Registrant's
               Retirement Agreements, dated as of               1995 Registration Statement
               September 20, 1995, between Savings Bank
               and each of the following executive officers
               of Savings Bank:  Richard E. Aicher; Marla
               J. Carr; Rick B. Colberg; Dale J. Darmody;
               Michael D. Meeuwsen; Richard C. Smits;
               and John E. Steinbrecker

  10.6.4**       Form of Amendment to Supplemental                                                        X
               Retirement Agreements dated as of October
               15, 1998, between Savings Bank and each of
               the following executive officers of Savings
               Bank:   Richard E. Aicher; Marla J. Carr;
               Rick B. Colberg; Dale J. Darmody; Michael
               D. Meeuwsen; and John E. Steinbrecker

    10.7         Agreements in connection with acquisition        Exhibit 10.7 to Registrant's
               of 50% stock interest in Savings Financial       12/20/95 8-K
               Corporation

    11.1         Statement regarding computation of per                                                  X
               share earnings

    21.1         List of Subsidiaries of Registrant               Exhibit 21.1 to Registrant's
                                                                12/20/95 8-K

    23.1         Consent of Ernst & Young LLP,                                                           X
               Registrant's independent auditors

    24.1         Power of Attorney, contained in the                                                     X
               signature page of this Report

    27.1         Financial Data Schedule, which is                                                       X
               submitted electronically to the Securities and
               Exchange Commission for information only and not filed.

   ------------------

   * Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the SEC, upon request, a copy of any unfiled instrument defining the rights of security holders.

   ** Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.