Form 10-Q
period 1999-03-31
FIRST NORTHERN CAPITAL CORP
filed 1999-05-13
CIK 1002213

SECURITIES AND EXCHANGE COMMISSION
                          Washington,  D.C.   20549
          -----------------------------------------------------------

                             F O R M   1 0 - Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                      OR
            /  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number: 0-27982

                           FIRST NORTHERN CAPITAL CORP.
              (Exact name of registrant as specified in its charter)

    WISCONSIN                                                 39-1830142
----------------------                                    ------------------
(State or other jurisdiction of                           (I.R.S. Employer
  Incorporation or organization)                           Identification No.)

                               201 North Monroe Avenue
                                    P.O. Box 23100
                          Green Bay, Wisconsin   54305-3100
                                    (920) 437-7101
            -------------------------------------------------------------
                  (Address, including Zip Code, and telephone number,
           including area code, of registrant's principal Executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X                 No
                        -----

The number of shares outstanding of the issuer's common stock, $1.00 par value per share, was 8,747,459, at April 30, 1999.

                                    INDEX
                       PART I - FINANCIAL INFORMATION

                                                      Page No.
Item 1.       Financial Statements

        Unaudited Consolidated Statements of Financial
        Condition as of March 31, 1999
        and December 31, 1998. . . . . . . . . . . . . . . 3

        Unaudited Consolidated Statements of Income
        for the Three Months Ended
        March 31, 1999 and March 31, 1998. . . . . . . . . 4

        Unaudited Consolidated Statement of
        Changes in Stockholders' Equity
        for the Three Months Ended
        March 31, 1999 and March 31, 1998. . . . . . . . . 5

        Unaudited Consolidated Statements of Cash
        Flows for the Three Months Ended
        March 31, 1999 and March 31, 1998. . . . . . . . . 6

        Notes to Unaudited Consolidated
        Financial Statements . . . . . . . . . . . . . 7 - 9

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations. . . . . . . . . . . . . . . . 10 - 25

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk. . . . . . . . . . . . . . . . .26


                       PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .26

Signatures . . . . . . . . . . . . . . . . . . . . . . . .27

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                      March 31, 1999    December 31, 1998
                                      --------------   -------------------
                                                 (In Thousands)
ASSETS
Cash                                      $  5,419          $  6,350
Interest-earning deposits                      694               861
                                          --------          --------
           CASH AND CASH EQUIVALENTS         6,113             7,211

Securities available-for-sale, at fair value
   Investment securities                     8,486             9,205
   Mortgage-related securities                 981               996
Securities held-to-maturity
Investment securities
  (estimated fair value of
    $25,597,000 - 1999;
    $23,935,000 - 1998)                     25,521            23,741
Mortgage-related securities
  (estimated fair value of
    $11,015,000 - 1998;
    $11,594,000 - 1997)                     10,964            11,522
Loans held for sale                          4,230             3,075
Loans receivable                           637,349           631,739
Accrued interest receivable                  3,804             3,686
Foreclosed properties and
  repossessed assets                           130               106
Office properties and equipment              7,460             7,573
Federal Home Loan Bank stock                 5,750             5,250
Life insurance policies                     12,764            12,514
Prepaid expenses and other assets            3,758             3,095
                                          --------          --------
                                          $727,310          $719,713
                                          ========          ========
Liabilities

Deposits                                  $546,122          $542,372
Borrowings                                  96,137            91,977
Advance payments by borrowers for
  taxes and insurance                        3,058             3,433
Other liabilities                            5,558             5,838
                                          --------          --------
                   TOTAL LIABILITIES       650,875           643,620

Stockholders' Equity

Cumulative preferred stock,
  $1 par value; 10,000,000
    shares authorized; none outstanding
Common stock, $1 par value,
  30,000,000 shares authorized;
   shares issued: 9,134,735 - 1999;
   9,134,735 - 1998
   shares outstanding: 8,752,459 - 1999;
   8,764,945 - 1998                          9,135             9,135
Additional paid-in capital                   8,835             9,126
Unrealized gains on securities
 available-for-sale, net of taxes              819               960
Treasury stock at cost
 (382,276 shares - 1999;
  369,790 shares - 1998)                    (3,847)           (3,710)
Retained earnings                           61,493            60,582
                                          --------          --------
            TOTAL STOCKHOLDERS' EQUITY      76,435            76,093
                                          --------          --------

                                          $727,310          $719,713
                                          ========          ========

       See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months Ended
                                          March 31
                                      1999        1998
                                    --------    --------
                                      (In Thousands,
                                   Except Per Share Amounts)
 Interest income:
   Mortgage loans                    $ 8,557    $ 8,214
   Consumer loans                      3,177      3,245
   Investment securities                 545        497
   Interest-earning deposits              18         16
    Mortgage-related securities          185        175
                                     -------    -------
             TOTAL INTEREST INCOME    12,482     12,147
Interest expense:
   Deposits                            5,730      5,537
   Borrowings                          1,398      1,530
   Advance payments by borrowers
    for taxes and insurance               12         12
                                     -------    -------
            TOTAL INTEREST EXPENSE     7,140      7,079
                                     -------    -------
               NET INTEREST INCOME     5,342      5,068
Provision for loan losses                 60        105
                                     -------    -------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES     5,282      4,963

Non-interest income:
   Fees on serviced loans                 36         44
   Loan fees and service charges          53         58
   Deposit account service charges       316        299
   Insurance commissions                  60        107
   Gains on sales of loans               168        196
   Other                                 287        284
                                     -------    -------
         TOTAL NON-INTEREST INCOME       920        988

Non-interest expense:
   Compensation, payroll taxes and
     other employee benefits           1,854      1,807
   Federal insurance premiums             81         76
   Occupancy                             241        233
   Data processing                       391        364
   Furniture and equipment               103        110
   Telephone and postage                 121        126
   Marketing                             115         98
   Other                                 582        581
                                     -------    -------
        TOTAL NON-INTEREST EXPENSE     3,488      3,395
                                     -------    -------
        INCOME BEFORE INCOME TAXES     2,714      2,556
Income taxes                             923        927
                                     -------    -------
                        NET INCOME   $ 1,791    $ 1,629
                                     =======    =======

        BASIC NET INCOME PER SHARE     $0.20      $0.18
                                       =====      =====
      DILUTED NET INCOME PER SHARE     $0.20      $0.18
                                       =====      =====
     CASH DIVIDENDS PAID PER SHARE     $0.10      $0.09
                                       =====      =====

  See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                  Unrealized Gain
                                                                   on Securities
                                                    Additional      Available-
                                           Common     Paid-In       for-Sale,    Treasury    Retained
                                            Stock     Capital      Net of Taxes    Stock     Earnings     Total
                                           -------  -----------   -------------- ---------  ----------  --------
                                                                          (In Thousands)

For the Three Months Ended March 31, 1999
-----------------------------------------
Balance at January 1, 1999                  $9,135     $9,126         $ 960       $(3,710)    $60,582    $76,093
  Comprehensive income:
    Net income                                                                                  1,791      1,791
    Other Comprehensive Income:
      Change in net unrealized gain
      on securities available-for-
      sale, net of income taxes                                        (141)                                (141)
                                                                                                         -------
  Total comprehensive income                                                                               1,650
  Cash dividends ($.10 per share)                                                                (880)      (880)
  Purchase of treasury stock                                                         (632)                  (632)
  Exercise of stock options                               (291)                       495                    204
                                            ------      ------         ----       -------     -------    -------
Balance at March 31, 1999                   $9,135      $8,835         $819       $(3,847)    $61,493    $76,435
                                            ======      ======         ====       =======     =======    =======

For the Three Months Ended March 31, 1998
-----------------------------------------
Balance at January 1, 1998                  $9,136      $9,438         $614       $(2,316)    $56,945    $73,817
  Comprehensive income:
    Net income                                                                                  1,629      1,629
    Other Comprehensive Income:
      Change in net unrealized gain
      on securities available-for-
      sale, net of income taxes                                          84                                   84
                                                                                                          ------
  Total comprehensive income                                                                               1,713

  Cash dividends ($.09 per share)                                                                (803)      (803)
  Retirement of common stock                    (1)        (17)                                              (18)
  Purchase of treasury stock                                                          (68)                   (68)
  Exercise of stock options                               (124)                       638                    514
                                            ------      ------         ----       -------     -------    -------
Balance at March 31, 1998                   $9,135      $9,297         $698       $(1,746)    $57,771    $75,155
                                            ======      ======         ====       =======     =======      ======

           See Notes to Unaudited Consolidated Financial Statements

FIRST NORTHERN CAPITAL CORP.
  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Three Months Ended
                                                   March 31
                                             1999          1998
                                         ------------   ------------
                                                  (In Thousands)
OPERATING ACTIVITIES:
  Net income                              $    1,791     $   1,629
    Adjustments to reconcile
     net income to cash provided
     (used) by operating activities:
     Provision for losses on loans                60           215
     Provision for depreciation
       and amortization                          214           215
     Gains on sales of loans                    (168)         (196)
     Loans originated for sale               (10,795)      (17,580)
     Proceeds from loan sales                  9,808        12,761
     (Increase) decrease in
       interest receivable                      (118)           78
     Increase (decrease) in
       interest payable                           (3)          179
     Other                                    (1,080)          555
                                           ---------      --------
NET CASH USED BY OPERATING ACTIVITIES           (291)       (2,144)

INVESTING ACTIVITIES:
  Proceeds from maturities of
   investment securities                       4,000         4,953
  Purchases of investment securities          (5,283)       (5,256)
  Principal repayments of
   mortgage-related securities                   563         1,284
  Net increase in loans receivable            (5,716)         (474)
  Purchases of office properties
   and equipment                                (101)         (150)
  Purchase of Federal Home
   Loan Bank stock                              (500)         (500)
                                           ---------      --------
                 NET CASH USED BY
             INVESTING ACTIVITIES             (7,037)         (143)

FINANCING ACTIVITIES:
  Net increase in deposits                     3,753        12,941
  Net increase (decrease) in
   short-term borrowings                       7,135       (12,050)
  Proceeds from long term borrowings           2,025         8,050
  Repayments of long term borrowings          (5,000)       (1,000)
  Cash dividends paid                           (880)         (803)
  Purchase of treasury stock                    (632)          (68)
  Retirement of common stock                                   (18)
  Proceeds from exercise of
   stock options                                 204           514
  Net decrease in advance payments by
   borrowers for taxes and insurance            (375)         (852)
                                           ---------      --------
               NET CASH PROVIDED BY
               FINANCING ACTIVITIES            6,230         6,714

      INCREASE (DECREASE) IN CASH
               AND CASH EQUIVALENTS           (1,098)        4,427
Cash and cash equivalents at
 beginning of period                           7,211           964
                                           ---------      --------
        CASH AND CASH EQUIVALENTS
                   AT END OF PERIOD        $   6,113      $  5,391
                                           =========      ========

Supplemental Information to the Statement of Cash Flows:

Interest credited and paid on deposits        $5,733        $5,358

Interest paid on borrowings                    1,361         1,480

Payments for federal and state income taxes      165           172

Loans transferred to foreclosed properties
  and repossessed assets                          82           116

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

(2) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of First Northern, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statement of Changes in Stockholders' Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at March 31, 1999 and December 31, 1998, the results of their income for the three months ended March 31, 1999 and 1998, the changes in stockholders' equity for the three months ended March 31, 1999 and 1998, and their cash flows for the three months ended March 31, 1999 and 1998. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with First Northern's 1998 Annual Report on Form 10-K.

(3)Securities Available-for-Sale
   The amortized cost and estimated fair values of securities available-for-sale are as follows:

                                              Gross      Gross
                                  Amortized Unrealized Unrealized  Estimated
                                    Cost      Gains      Losses    Fair Value
                                  --------- ---------- ----------  ----------
                                                   (In Thousands)
 At March 31, 1999:
   Asset Management Funds           $  542                $ (6)       $  536
   Federal Home Loan Mortgage
     Corporation stock                  33    $1,343                   1,376
   U.S. government and
     agency securities               6,537        56       (19)        6,574
                                    ------    ------      ----        ------
                                     7,112     1,399       (25)        8,486
   Mortgage-related securities         995                 (14)          981
                                    ------    ------      ----        ------
                                    $8,107    $1,399      $(39)       $9,467
                                    ======    ======      ====        ======
 At December 31, 1998:
   Asset Management Funds           $  535                 $(1)      $   534
   Federal Home Loan Mortgage
     Corporation stock                  33    $1,513                   1,546
   U.S. government and
     agency securities               7,041        88        (4)        7,125
                                    ------    ------       ---       -------
                                     7,609     1,601        (5)        9,205
   Mortgage-related securities         998                  (2)          996
                                    ------    ------       ---       -------

                                    $8,607    $1,601       $(7)      $10,201
                                    ======    ======       ===       =======

(4) Securities Held-to-Maturity
   The amortized cost and estimated fair values of investment securities held-to-maturity, which consist of U.S. government and agency securities, are as follows:


                                          Gross      Gross
                              Amortized Unrealized Unrealized  Estimated
                                Cost      Gains      Losses   Fair Value
                              --------- ---------- ---------- -----------
                                               (In Thousands)

     At March 31, 1999         $25,521     $122       $(46)     $25,597
                               =======     ====       ====      =======
     At December 31, 1998      $23,741     $205       $(11)     $23,935
                               =======     ====       ====      =======


 At March 31, 1999, these investment securities have the following maturities:

                                                   Amortized     Estimated
                                                      Cost       Fair Value
                                                   ---------     ----------
                                                        (In Thousands)
  Due in one year or less                            $ 5,971        $ 6,001
  Due after one year through 5 years                  13,249         13,317
  Due after 5 years through 10 years                   6,301          6,279
                                                     -------        -------
                                                     $25,521        $25,597
                                                     =======        =======

  The amortized cost and estimated fair values of mortgage-related securities held-to-maturity are as follows:

                                            Gross      Gross
                                Amortized Unrealized Unrealized  Estimated
                                   Cost     Gains      Losses    Fair Value
                                --------- ---------- ----------  -----------
                                                 (In Thousands)
  At March 31, 1999:
   Federal Home Loan
     Mortgage Corporation         $ 7,015     $46       $(4)      $ 7,057
   Federal National
     Mortgage Association           3,949      13        (4)        3,958
                                  -------     ---       ---       -------
                                  $10,964     $59       $(8)      $11,015
                                  =======     ===       ===       =======

  At December 31, 1998:
   Federal Home Loan
     Mortgage Corporation         $ 7,347     $61                $  7,408
   Federal National
     Mortgage Association           4,175      19       $(8)        4,186
                                  -------     ---       ---      --------
                                  $11,522     $80       $(8)      $11,594
                                  =======     ===       ===       =======

(6)  Loans Receivable
  Loans receivable consist of the following:

                                        March 31   December 31
                                          1999        1998
                                        --------   -----------
                                             (In Thousands)
   First mortgage loans:
     One to four family residential     $423,546    $416,974
     Five or more family residential      31,923      32,013
     Commercial real estate                8,349       7,546
     Construction-residential             23,784      25,467
     Construction-commercial               5,673       4,470
     Other                                 2,881       3,129
                                        --------    --------
                                         496,156     489,599
   Consumer loans:
     Consumer                             18,593      18,416
     Second mortgage                      67,893      66,426
     Automobile                           70,875      73,502
                                        --------    --------
                                         157,361     158,344
                                        --------    --------
                                         653,517     647,943

   Less:
     Undisbursed loan proceeds            11,756      11,750
     Allowance for losses                  3,566       3,531
     Unearned loan fees                      846         923
                                        --------    --------
                                          16,168      16,204
                                        --------    --------
                                        $637,349    $631,739
                                        ========    ========

(7) The weighted average number of shares outstanding, including common stock equivalents, for the three months ended March 31, 1999 and 1998, were 8,986,029 and 9,168,788, respectively.

(8) Certain amounts in 1998 financial statements have been reclassified to conform to the 1999 presentations.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations



                                CAUTIONARY FACTORS

This 10-Q contains various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; unforseen costs and consequences of the Year 2000 problem; and changes in the quality or composition of the Savings Bank's and FNII's loan and investment portfolios.


                             FINANCIAL CONDITION

BALANCE SHEET

CASH AND CASH EQUIVALENTS. Cash and cash equivalents were $1.1 million less at March 31, 1999, as compared to December 31, 1998, primarily as the result of March not ending on a Friday. If the end of a reporting period ends on a Friday or near a holiday, customers will make deposits to their demand deposit accounts and thereby increasing cash. Any cash that is not immediately needed to fund loans or operations is invested in overnight interest-earning deposits or used to repay short-term borrowings.

SECURITIES AVAILABLE-FOR-SALE. Investment securities available-for-sale decreased approximately $0.7 million as of March 31, 1999, as compared to December 31, 1998, primarily as the result of investment securities being called for redemption by the originator of the debt security.

Mortgage-related securities available-for-sale decreased slightly at March 31, 1999, as compared to December 31, 1998, as a result of prepayments and repayments of the underlying mortgage loans.

SECURITIES HELD-TO-MATURITY. Investment securities held-to-maturity increased $1.8 million primarily as a result of purchases of U.S. Government and agency securities.

Mortgage-related securities held-to-maturity decreased $0.6 million as a result of prepayments and repayments of the underlying mortgage loans.

LOANS HELD FOR SALE. At March 31, 1999, First Northern had $4.2 million of fixed interest rate mortgage and education loans classified as held for sale. First Northern originates and sells most of its thirty (30) year fixed interest rate mortgage loans and all of its education loans. Fifteen (15) year and twenty (20) year fixed interest rate mortgage loan originations are retained in First Northern's loan portfolio.

LOANS RECEIVABLE. Loans receivable increased $5.6 million at March 31, 1999, as compared to December 31, 1998, as a result of mortgage loan originations and purchases and reduced prepayments or refinancing of mortgage loans. Loan originations and purchases are as follows:

                                 LOAN ORIGINATIONS AND PURCHASES

                                                    Three Months Ended
                                                          March 31
                                                 --------------------------
                                                    1999           1998
                                                 ------------   ------------
                                                        (In Thousands)
Mortgage loans originated and purchased:
 Construction                                      $ 8,821         $ 4,012
 Loans on existing property                          8,707          10,186
 Refinancing                                        29,202          37,779
 Other loans                                           241             296
                                                   -------         -------
Total mortgage loans originated
 and purchased                                      46,971          52,273

Consumer loans originated and purchased:
 Consumer                                            1,753           1,815
 Second mortgage                                     9,129           8,062
 Automobile                                         11,857          11,293
 Education                                             950             946
                                                   -------         -------
Total consumer loans originated
    and purchased                                   23,689          22,116
                                                   -------         -------
Total loans originated and purchased               $70,660         $74,389
                                                   =======         =======


Mortgage loan originations and purchases decreased $5.3 million for the first quarter of 1999 as compared to the same period in 1998 primarily as the result of decreased refinancing of existing First Northern mortgage loans and a decrease in the purchase mortgage market for existing homes. Construction loan originations primarily increased as a result of increased construction activity in First Northern's market. The decrease in total originations is the result of mortgage loan interest rates on fixed interest rate mortgage loans increasing from historical low levels in 1998.

Consumer loan originations and purchases increased $1.6 million in the first quarter of 1999 as compared to the first quarter in 1998 primarily as the result of the increase in second mortgage loan originations and indirect automobile originations from SFC. Second mortgage originations have increased as a result of: (i) management's emphasis; (ii) increased marketing; and (iii) the use of an introductory interest rate for a line-of-credit product secured by a second mortgage. SFC increased its automobile originations by continued personalized service and competitive interest rates.

                                       LOAN SALES

                                    Three Months Ended
                                         March 31
                                     1999         1998
                                    ------       ------
                                       (In Thousands)

        Mortgage Loans              $9,639      $11,745
        Education Loans                  1          820
                                    ------      -------
          Total Loans Sold          $9,640      $12,565
                                    ======      =======


Loans sold for the first quarter of 1999 decreased as a result of the reduction in 30 year fixed interest rate mortgage loans originations and the timing of the education loan sales.

First Northern retains all adjustable interest rate mortgage loan originations in its portfolio; retains the majority of 15 and 20 year fixed interest rate mortgage loans; and sells most 30 year fixed interest rate mortgage loan originations in the secondary market. First Northern is contractually committed to sell its existing education loan portfolio and to sell its ongoing education loan originations.

OFFICE PROPERTIES AND EQUIPMENT. First Northern anticipates that it will enter into a lease for approximately 14,000 square feet of office space in the third quarter of 1999. This office space will centralize the mortgage loan servicing, mortgage and consumer loan origination processing, information systems, marketing and customer support services departments. The additional leased space is needed to accommodate growth in these areas. Anticipated total annual cost of this office space and its associated equipment is approximately $152,000 (after-tax).

LIFE INSURANCE POLICIES. Life insurance policies or bank owned life insurance ("BOLI") increased $0.3 million in the first quarter of 1999 as a result of the increased value of the policies. BOLI is long-term life insurance on the lives of certain current and past Savings Bank employees where the insurance policy benefits and ownership are retained by the Savings Bank. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the participant's death. Management believes this an effective method to help offset a portion of future employee benefit costs.

DEPOSITS. Deposits increased $3.8 million for the first three months of 1999 as a result of offering competitive interest rates and the acquisition of "jumbo" (certificates of deposit in excess of $100,000) deposits. Jumbo deposits consist of wholesale, retail and municipal deposits and at times, jumbo deposits are a cheaper source of funds than retail deposits or borrowing. First Northern's jumbo deposits increased $7.0 million in the first quarter of 1999.

BORROWINGS. Federal Home Loan Bank ("FHLB") borrowings increased $4.2 million in the first three months of 1999, primarily as the result of purchases of investment securities; growth of the loan portfolio; and funding of payment of customers' real estate taxes. First Northern will borrow monies if borrowing is a less costly form of funding for loans and investments than acquiring deposits. First Northern anticipates that it will continue to utilize borrowings in 1999 if borrowings incrementally add to the overall profitability of the Company.


ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE.
Advance payments by borrowers for taxes and insurance ("escrow") decreased $0.4 million at March 31, 1999, as compared to December 31, 1998. The decrease in escrow dollars was the result of the payment of First Northern's customers' tax payments from customers' real estate tax escrow accounts.

STOCKHOLDERS' EQUITY. First Northern paid a cash dividend of $0.10 per share on February 15, 1999, to stockholders of record on February 1, 1999. The increase of $0.01 per share represents an 11.1% increase over the first quarter of 1998 cash dividend of $0.09 per share.

On March 20, 1998, First Northern approved a third stock repurchase program to repurchase up to 446,101 shares (5% of total shares outstanding) in the open market. These repurchased shares will be used to satisfy exercises of stock options. On March 19, 1999, the third stock repurchase program was extended to March 20, 2000, or until the authorized number of shares or dollar amount is used. At March 31, 1999, 239,700 shares had been purchased at an average price of $12.60 per share.

ASSET QUALITY

First Northern currently classifies any loan on which a payment is 90 days or more past due as non-performing. The following table summarizes non-performing loans and assets:

                                NON-PERFORMING LOANS AND ASSETS
                                At March 31      At December 31
                                   1999                1998
                                -----------      --------------
                                     (Dollars in Thousands)
Non-accrual mortgage loans         $1,030              $223
Non-accrual consumer loans            129               123
                                   ------              ----
Total non-performing loans          1,159               346
Properties subject to foreclosure      68                68
Foreclosed properties and
   repossessed assets                  62                38
                                   ------              ----
Total non-performing assets        $1,289              $452
                                   ======              ====

Non-performing loans as a percent
   total loans                        .18%              .05%
                                      ===               ===
Non-performing assets as a percent
   of total assets                    .18%              .06%
                                      ===               ===


Total non-performing loans increased as of March 31, 1999, as compared to December 31, 1998, primarily as a result of an increase in non-performing mortgage loans. Management believes non-performing loans and assets, expressed as a percentage of total loans and assets, are far below state and national averages for financial institutions. There are no accruing, material loans which, at March 31, 1999, management has reason to believe will become non-performing or result in potential losses.

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

All of First Northern's loans are domestic, meaning the loans are secured by real estate or other collateral located in the continental United States.

A summary of the allowance for losses is shown below.

                                                   LOAN LOSS ALLOWANCES
                                           At and for the      At and for the
                                         Three Months Ended       Year Ended
                                           March 31, 1999     December 31, 1998
                                         -------------------  -----------------
                                                   (Dollars in Thousands)
Mortgage Loans:
  Balance at the beginning of the period        $1,813                $1,624
  Provisions for the period                         48                   186
  Recoveries:
     One to four family residential                                       (1)
   Commercial real estate                                                  4
                                                ------                ------
Balance at the end of the period                 1,861                 1,813

Consumer Loans:
  Balance at the beginning of the period         1,718                 1,553
  Provisions for the period                         12                   234
  Charge-offs:
   Consumer                                        (15)                  (47)
   Automobile                                      (17)                  (52)
                                                ------                ------
   Total charge-offs                                32                    99
  Recoveries:
   Consumer                                          2                     7
   Automobile                                        5                    23
                                                ------                ------
      Total recoveries                               7                    30
                                                ------                ------
  Net charge-offs                                   25                    69
                                                ------                ------
  Balance at the end of the period               1,705                 1,718
                                                ------                ------
Total loan loss allowances at the
  end of the period                             $3,566                $3,531
                                                ======                ======

Allowance as a percent of total loans             0.56%                 0.56%
                                                  ====                  ====
Allowance as a percent of non-performing loans  307.68%             1,020.52%
                                                ======              ========

Allowance as a percent of total assets            0.49%                 0.49%
                                                  ====                  ====
Allowance as a percent of
   non-performing assets                        276.65%               781.19%
                                                ======                ======



IMPACT OF YEAR 2000

Historically, computer programs generally abbreviated dates by eliminating the century digits of the year. Many resources, such as software, hardware, telephones, voicemail, heating, ventilating and air conditioning, alarms, etc. ("Systems") are affected. These Systems were designed to assume a century value of '19' to save memory and disk space within their programs. In addition, many Systems use a value of '99' in a year or '99/99/99' in a date to indicate 'no date' or 'any date' or even a default expiration date.

As the Year 2000 approaches, this abbreviated date mechanism within Systems threatens to disrupt operations at nearly every business, including First Northern, which relies heavily on computer systems for account and other record keeping functions. If the millennium issue is ignored, system failures or miscalculations could occur, causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar normal business activities. First Northern out-sources a majority of its mission critical computer functions to Fiserv, Inc. ("Fiserv"), a Brookfield, Wisconsin based financial service bureau. Because Year 2000 problems could affect Fiserv, and hence the Savings Bank through its relationship with Fiserv, the Savings Bank has been engaged in ongoing discussions with Fiserv concerning potential Year 2000 problems. These discussions have kept the Savings Bank abreast of Fiserv's progress in anticipating and avoiding Year 2000 problems that could affect First Northern's operations. At December 31, 1998, Fiserv has advised First Northern that it has fully tested and renovated its systems for Year 2000 issues. Client testing, in which First Northern participated on October 11, 1998 and February 7, 1999, revealed no unresolved issues.

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

Based on recent assessments, First Northern has determined that it will be required to modify or replace certain portions of its software and hardware so that its Systems will function properly with respect to dates on or after September 9th, 1999 ("9/9/99"). It is currently anticipated that these modifications will not exceed a total of $170,000 (pre-tax). At the end of March, 1999, approximately $130,000 has been spent on new equipment, software and miscellaneous expenses for Year 2000. First Northern does not separately track the internal costs incurred for the Year 2000 project, and that such costs are primarily payroll costs for its information system staff. First Northern presently believes that with these modifications, Year 2000 issues will not pose significant operational problems for its Systems. If such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 could have an adverse impact on the operations of First Northern.

First Northern has currently completed the inventory, assessment and analysis, and renovation phases of its Year 2000 project. The testing and contingency planning phases for critical systems were completed by the end of the first quarter of 1999. At March 31, 1999, the overall testing phase (including non-critical systems) is approximately 80% completed and the overall contingency planning phase (including non-critical systems) is approximately 70% completed.

Contingency Planning (developing backup procedures to be used in the event of unforeseen problems) is primarily focused on critical systems. This planning not only addresses systems issues, but also operational issues such as the cash needs of our customers.

Year 2000 Initiative                                                  Percent      Time
                                                                     Complete      Frame
Inventory and Assessment (List all systems affected by Y2K) . . . . . .100%     11/97-04/98
Analysis (Document systems status for Y2K compliance) . . . . . . . . .100%     01/98-08/98
Renovation (Upgrade non-compliant systems to be Y2K ready). . . . . . .100%     03/98-06/99
Testing (Simulate operations with dates advanced beyond 01/01/2000) . . 80%     05/98-06/99
Contingency Planning (Develop backup plans for critical systems). . . . 70%     06/98-06/99

Overall, First Northern estimates that 97% of the Year 2000 project has been completed as of March 31, 1999.

First Northern has used internal resources to reprogram, upgrade or replace and test its internal Systems. Internal resources have also been used to renovate Savings Financial Corporation (SFC), a partially owned subsidiary operating in Hales Corners, Wisconsin.

Even though internal resources are being used to prepare for Year 2000 causing some other projects to be delayed, First Northern believes there are benefits to operations through the renovations that have taken place.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived by using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated.

                              RESULTS OF OPERATIONS

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are derived from average daily balances. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability. The yields and rates for the three months ended March 31, 1999 and 1998 have been annualized.


                                          Three Months Ended March 31
                                              1999                       1998
                                           Interest                    Interest
                                   Average  Earned/  Yield/   Average   Earned/ Yield/
                                   Balance   Paid     Rate    Balance    Paid    Rate
                                   -------  -------  ------   -------  -------- -----
                                             (Dollars In Thousands)
Interest-earning assets (1):
 Mortgage loans                   $482,918  $ 8,557   7.09%   $442,440  $8,214   7.43%
  Consumer loans                   159,373    3,177   7.97     159,304   3,245   8.15
  Investment securities (2)         36,828      545   5.92      31,800     497   6.25
  Interest-earning deposits          1,677       18   4.29       1,107      16   5.78
  Mortgage-related securities (2)   12,287      185   6.02      11,027     175   6.35
                                  --------  -------   ----    --------  ------   ----
  TOTAL                            693,083   12,482   7.20     645,678  12,147   7.53

Interest-bearing liabilities:
  Passbook accounts                 66,110      327   1.98      60,370     331   2.19
  NOW and variable rate insured
   money market accounts           127,945      739   2.31     109,214     675   2.47
  Time deposits                    342,364    4,664   5.45     315,448   4,531   5.75
  Advance payments by borrowers
   for taxes and insurance           1,862       12   2.58       2,021      12   2.38
  Borrowings                       101,626    1,398   5.50     105,376   1,530   5.81
                                  --------  -------   ----    --------  ------   ----
  TOTAL                            639,907    7,140   4.46     592,429   7,079   4.78
                                  --------  -------   ----    --------  ------   ----
Net interest-earning assets balance
  and interest rate spread        $ 53,176            2.74%   $ 53,249           2.75%
                                  ========            ====    ========           ====
Average interest-earning
  assets, net interest income
  and net yield on average
  interest-earning assets         $693,083   $5,342   3.08%   $645,678  $5,068   3.14%
                                  ========   ======   ====    ========  ======   ====
Average interest-earning assets
  to interest-bearing liabilities   108.3%                      109.0%
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


                                           Year Ended December 31
                                                    1998
                                          -------------------------
                                                   Interest
                                          Average   Earned/  Yield/
                                          Balance    Paid     Rate
                                          -------  --------  ------
                                            (Dollars In Thousands)
   Interest-earning assets (1):
    Mortgage loans                       $456,977  $33,510    7.33%
     Consumer loans                        160,706   13,273    8.26
     Investment securities (2)              34,828    2,138    6.14
     Interest-earning deposits               2,623      147    5.60
     Mortgage-related securities (2)         9,996      622    6.22
                                          --------  -------    ----
     TOTAL                                 665,130   49,690    7.47


   Interest-bearing liabilities:
     Passbook accounts                      63,643    1,364    2.14
     NOW and variable rate insured
       money market accounts               117,944    2,927    2.48
     Time deposits                         327,674   18,979    5.79
     Advance payments by borrowers
       for taxes and insurance               6,680      155    2.32
     Borrowings                             95,890    5,578    5.82
                                          --------  -------    ----
     TOTAL                                 611,831   29,003    4.74
                                          --------  -------    ----
   Net interest-earning assets balance
     and interest rate spread             $ 53,299             2.73%
                                          ========             ====
   Average interest-earning
     assets, net interest income
     and net yield on average
     interest-earning assets              $665,130  $20,687    3.11%
                                          ========  =======    ====
   Average interest-earning assets
     to interest-bearing liabilities        108.7%
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

                                      Three Months Ended March 31
                                              1999 vs 1998
                                   ---------------------------------
                                       Increase(decrease) due to:
                                   ---------------------------------
                                            (In Thousands)
                                                     Rate/
                                     Rate   Volume  Volume    Total
                                   -------  ------  ------    ------
Interest-earning assets:
  Mortgage loans                   $ (376)  $ 753   $ (34)    $ 343
  Consumer loans                      (69)      1               (68)
  Investment securities               (26)     78      (4)       48
  Interest-earning deposits            (4)      8      (2)        2
  Mortgage-related securities          (9)     20      (1)       10
                                   ------   -----   -----     -----
  TOTAL                            $ (484)  $ 860   $ (41)      335
                                   ======   =====   =====     -----
Interest-bearing liabilities:
  Passbook accounts                 $ (32)   $ 31    $ (3)       (4)
  NOW and variable rate
   insured money market accounts      (44)    115      (7)       64
  Time deposits                      (237)    390     (20)      133
  Advance payments by borrowers
   for taxes and insurance              1      (1)
  Borrowings                          (81)    (54)      3      (132)
                                    -----    ----    ----     -----
  TOTAL                             $(393)   $481    $(27)       61
                                    =====    ====    ====     -----
Net change in net interest income                             $ 274
                                                              =====


                                    Year Ended December 31
                                         1998 vs 1997
                               --------------------------------
                                  Increase(decrease) due to:
                               --------------------------------
                                       (In Thousands)
                                                  Rate/
                                Rate    Volume   Volume   Total
                               ------  -------- -------- -------
Interest-earning assets:
  Mortgage loans                $(171)  $2,250    $(12)  $ 2,067
  Consumer loans                 (253)   1,018     (21)      744
  Investment securities           (55)     360     (11)      294
  Interest-earning deposits        (2)     110      (6)      102
  Mortgage-related securities     (16)     (99)      2      (113)
                                -----   ------    ----   -------
  TOTAL                         $(497)  $3,639    $(48)    3,094
                                =====   ======    ====   -------
Interest-bearing liabilities:
  Passbook accounts             $ (36)  $   80    $ (2)       42
  NOW and variable rate
   insured money market accounts   63      320       8       391
  Time deposits                   215    1,171      14     1,400
  Advance payments by borrowers
   for taxes and insurance          5        1                 6
  Borrowings                      (99)     788     (16)      673
                                -----   ------    ----   -------
  TOTAL                         $ 148   $2,360    $  4     2,512
                                =====   ======    ====   -------
Net change in net interest income                        $   582
                                                         =======



STATEMENTS OF OPERATIONS AND INCOME

GENERAL. Net income increased 9.9% for the first quarter of 1999, as compared to the first quarter in 1998 primarily from the increase on interest-earning assets outstanding.

INTEREST INCOME. Interest income on mortgage loans increased $343,000 in the first quarter of 1999, as compared to the same period in 1998 as a result of the increased dollar amount of mortgage loans outstanding. Average mortgage loans outstanding for the three months ended March 31, 1999, increased $40.5 million as compared to the same period in 1998.

However, since the end of 1998 and in the first quarter of 1999, First Northern has been de-escalating interest rate adjustable mortgage loans in response to the current interest rates on fixed and adjustable interest rate mortgage loans. This de-escalation strategy along with mortgage loan originations at interest rates below the average interest rate on the mortgage loan portfolio has decreased the average interest rate on the mortgage portfolio to 7.09%.
Also, the current interest rate environment has made fixed interest rate mortgage loans less popular than adjustable interest rate mortgage loans. In the first quarter of 1999, 55.8% of total mortgage loan originations were interest rate adjustable.

Interest income on consumer loans decreased $68,000 in the first quarter of 1999 as compared to the same period in 1998, primarily as a result of the decreased average interest rate earned on the consumer loan portfolio. The average interest rate earned on the consumer loan portfolio decreased .18% primarily as the result of the interest rates on originations and purchases being below the portfolio average interest rate and the prepayment of consumer loans with interest rates higher than the portfolio average. In addition, overall market interest rates on consumer loans continued to decline in the first quarter of 1999.

Average investment securities outstanding increased $5.0 million for the first three months of 1999 as compared to the first three months of 1998 which primarily resulted in an increase in investment securities income. First Northern purchases investment securities when it incrementally adds to the overall profitability of the Company and to aid in its interest rate risk management. The average interest rates on investment securities decreased as a result of maturities and securities with call features being called and the proceeds being reinvested at interest rates below the portfolio average interest rate.

Interest income on interest-earning deposits increased slightly in the first quarter of 1999, as compared to the same period in 1998 as a result of additional dollars being invested overnight and short-term.

Interest income on mortgage-related securities increased $10,000 in the first quarter of 1999, as compared to the first quarter in 1998 as a result of an increase in mortgage-related securities outstanding.

INTEREST EXPENSE. Interest expense on deposits increased $193,000 in the first quarter of 1999 as compared to the same period in 1998 as a result of increased deposits outstanding. First Northern has utilized various time deposit terms and "special" interest rates on various time deposit terms to attract new deposits. In addition, the Savings Bank has acquired jumbo deposits to aid its deposit growth (See Financial Condition-Balance Sheet-Deposits). The average cost of deposits decreased as a result of overall market interest rates being less than the cost of maturing deposits and new deposits being at an interest rate below the average cost of the deposit portfolio.

Interest expense on borrowing decreased $132,000 in the first quarter of 1999 as compared to the same period in 1998 as a result of decreased average borrowings outstanding and a decrease in the average cost of borrowings. First Northern reduced its average borrowings by $3.8 million as a result of loan sales and increased deposits. The average cost of borrowings decreased as a result of borrowings maturing and being re-borrowed at interest rates that were less than the maturing interest rates.

First Northern anticipates it will continue to emphasize growth in interest-earning assets and will fund a portion of this growth with borrowings if it incrementally adds to the profitability to the Company. First Northern primarily borrows from the Federal Home Loan Bank of Chicago and staggers the borrowings' maturities from overnight to 9 years.

PROVISION FOR LOAN LOSSES. First Northern increased its general loan loss allowances in the first quarter of 1999 as a result of changes within the composition of the loan portfolio and growth in the loan portfolio. The loan loss allowance as of March 31, 1999, was $3,566,000 or .56% of total loans and 307.7% of non-performing loans.

Management believes that the current loan loss allowance is adequate; however, the adequacy of the loan loss allowance is reviewed as historical loan loss experience changes, the size and composition of the loan portfolio changes, changes occur in the general economy and as may otherwise be deemed necessary.

NON-INTEREST INCOME. Fees on serviced loans for the first quarter of 1999 decreased primarily as a result of the amortization of the mortgage servicing asset in accordance with generally accepted accounting principles. As the principal of a mortgage loan which was sold (with servicing retained), repays or prepays, the mortgage servicing asset is reduced and netted from fees on serviced loans, thereby reducing the income on the serviced loans. First Northern's mortgage loan servicing asset is $679,900.

Deposit account service charges increased $17,000 in the first quarter of 1999 primarily as a result of debit card fee income. Each time First Northern's debit card is used, a fee, which varies with each merchant, is paid to the Savings Bank by the debit card company. The Savings Bank promotes the use of its debit card by direct mail.

Gains on the sale of loans decreased in the first quarter of 1999 as compared to the same period in 1998 as a result of decreased loan sales. (See Financial Condition--Balance Sheet--Loans Receivable)

Other non-interest income increased slightly in the three months ended March 31, 1999 as compared to the same period in 1998, primarily as the result of BOLI, debit card income and interest on officers life insurance.

NON-INTEREST EXPENSE. Compensation expense increased $47,000 in the first quarter of 1999 as a result of salary increases and increases in employee benefit expenses.

Occupancy expenses increased $8,000 for the first quarter as compared to the same period in 1998 primarily as the result of the increased cost for snow and ice removal. (See Financial Condition--Balance Sheet--Office Properties and Equipment)

Data processing expense increased $27,000 in the first quarter of 1999 primarily as the result of increased: (i) service bureau expense; (ii) depreciation of the PC based teller system; and (iii) service contracts on data processing equipment.

Furniture and equipment expense decreased $7,000 in the three months ended
March 31, 1999 primarily as a result of a reduction in furniture and equipment service contracts. Service contract expense decreased as a result of placing furniture and equipment under an insurance service agreement thereby eliminating individual service contracts.

Telephone and postage expense decreased for the first quarter of 1999 as a result of negotiating a new long distance telephone contract at a reduced cost to First Northern.

Marketing expense for the first quarter of 1999 increased as a result of increased advertising and marketing of deposits and loan products. First Northern believes that growth in lending and deposit volumes necessitates increased marketing of those products and hence, increased marketing costs.

Other expenses increased for the three months ended March 31, 1999, as compared to the same period in 1998 primarily as a result of increased costs associated with the operations of SFC, professional fees and costs associated with the debit-card.

INCOME TAXES. The effective income tax rate for the first quarter of 1999 was 34.0% as compared to 36.3% in the first quarter of 1998. The decrease in the effective income tax rate in the first quarter of 1999 was the result of the purchase of BOLI and the increase in earnings at FNII which is not subject to state income taxes . Since First Northern intends to hold the life insurance policies until the participants' death, BOLI interest income is not taxable. In addition, First Northern moved its indirect automobile loan portfolio to FNII at the beginning of the second quarter of 1998 which has reduced state franchise taxes. In March of 1999, First Northern has moved approximately $56.3 million in mortgage loan participations to FNII to further reduce its state franchise tax.

Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of First Northern's consolidated income tax group except FNII, which is located in Nevada. Presently, the income of FNII is only subject to taxation in Nevada which currently does not impose a corporate income or franchise tax. The Wisconsin 1999-2001 State Budget Bill contains a proposal for the adoption of combined corporate reporting in Wisconsin beginning in the year 2000. If the state legislature approves the proposal, then substantially all of the income of all of the members of First Northern's consolidated federal income tax group, including FNII, will be subject to Wisconsin corporate franchise tax.

                       LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Federal regulations historically have required the Savings Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows, and is currently 5% of net withdrawable deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government and agency securities and other obligations generally having remaining maturities of less than five years. The Savings Bank has historically maintained its liquidity ratio at a level in excess of that required by the Office of Thrift Supervision ("OTS"). The Savings Bank's monthly average liquidity ratio at March 31, 1999, was 5.55%, as compared to 5.49% at December 31, 1998. The liquidity ratio increased slightly as compared to the liquidity ratio at December 31, 1998, as a result of the purchase of investment securities. The Savings Bank believes that its maintenance of excess liquidity, above the 5% federally required total liquidity ratio, is an appropriate strategy to aid in proper asset and liability management.

Liquidity management is both a daily and long-term responsibility of management. The Savings Bank adjusts its investments in liquid assets based upon managements' assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits; and (iv)the objectives of its asset and liability management program. Excess liquidity is invested generally in interest-earning overnight deposits and other short-term government and agency obligations. When the Savings Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB of Chicago or other sources. The FHLB of Chicago limits advances to member institutions to an aggregate amount not to exceed 35% of the member institution's total assets. Wisconsin law permits First Northern, without the prior written approval of the Wisconsin Department of Financial Institutions --- Division of Savings Institutions, to borrow an aggregate amount not to exceed 50% of its total assets.


CAPITAL RESOURCES AND REGULATORY INFORMATION

First Northern's net worth to total assets ratio at March 31, 1999, for State of Wisconsin regulatory requirements was 10.21% or 4.21% over the Wisconsin minimum legal requirement of 6.00% of total assets established by the Division of Savings Institutions of the Department of Financial Institutions, which regulates First Northern. The OTS capital rules require savings associations to meet three separate capital standards: (i)Tangible capital equal to 1.5% of adjusted total assets; (ii) Core capital equal to 3% of adjusted total assets; and (iii) Risk-based capital equal to 8.0% of the value of risk weighted assets.

As of March 31, 1999, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Savings Bank must maintain minimum tangible, core and risk based ratios as set forth in the table. As a state-chartered savings institution, the Savings Bank is also subject to a minimum capital requirement of the State of Wisconsin. Management believes, as of March 31, 1999, that the Savings Bank exceeds all capital adequacy requirements to which it is subject. There are no conditions or events since that notification that management believes have changed the Savings Bank's categorization as well capitalized.

The Savings Bank's required and actual capital amounts and ratios are presented in the following table.

                                                                   To Be Well
                                             Minimum Required  Capitalized Under
                                                For Capital    Prompt Corrective
                                  Actual     Adequacy Purposes Action Provisions
                             ---------------- ---------------- ----------------
                              Amount   Ratio   Amount   Ratio   Amount   Ratio
                             -------- ------- -------- ------- -------- -------
                                            (Dollars in Thousands)
As of March 31, 1999:
  Tangible Capital            $69,403   9.57%  $10,882   1.50%  $36,274   5.00%
    (to Tangible Assets)
  Core Capital                 69,403   9.57%   29,019   4.00%   43,529   6.00%
    (to Tangible Assets)
  Risk-Based Capital           72,969  15.76%   37,046   8.00%   46,308  10.00%
    (to Risk-Weighted Assets)
  State of Wisconsin Capital   74,232  10.21%   43,637   6.00%     N/A     N/A
    (to Total Assets)

As of December 31, 1998:
  Tangible Capital            $68,524   9.55%  $10,76   11.50%  $35,872   5.00%
    (to Tangible Assets)
  Core Capital                 68,524   9.55%   28,697   4.00%   43,046   6.00%
    (to Tangible Assets)
  Risk-Based Capital           72,054  15.74%   36,620   8.00%   45,775  10.00%
    (to Risk-Weighted Assets)
  State of Wisconsin Capital   73,413  10.20%   43,181   6.00%     N/A     N/A
    (to Total Assets)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in 1998 Form 10-K.



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



                                                 FIRST NORTHERN CAPITAL CORP.
                                                         (Registrant)





Date: May 13, 1999                       /s/ Rick B. Colberg
                                    -----------------------------------
                                    Rick B. Colberg
                                    Vice President and Chief Financial Officer
                                    (Mr. Colberg is also duly authorized to sign
                                     on behalf of registrant)

                          FIRST NORTHERN CAPITAL CORP.
                               (the "Registrant")

                          Commission File No. 0-27982

                                    * * * * *
                                 EXHIBIT INDEX

                                      TO

                     FIRST QUARTER 1999 REPORT ON FORM 10-Q


Exhibit                                  Incorporated Herein        Filed or Submitted
 Number      Description                   By Reference To              Herewith
--------------------------------------------------------------------------------------            -------------------------
11.1   Statement regarding computation
       of per share earnings                                                X

27.1   Financial Data Schedule, which is
       submitted electronically to the
       Securities and Exchange
       Commission for information
       only and not filed.                                                  X



                                                             Exhibit 11.1


                       First Northern Capital Corp.
                Computation of Net Income Per Common Share

                                                  Three Months
                                                 Ended March 31
                                           --------------------------
                                             1999             1998
                                           ---------        ---------
BASIC:
Weighted average common shares
  outstanding during each period           8,791,342        8,906,380
                                           =========        =========

DILUTED:
Weighted average common shares
  outstanding during each period           8,791,342        8,906,380
Incremental shares relating to:
  Dilutive stock options outstanding at
    end of each period (1)                   194,687          262,408
                                           ---------        ---------
                                           8,986,029        9,168,788
                                           =========        =========

NET INCOME FOR EACH PERIOD                $1,791,340       $1,629,412
                                          ==========       ==========

PER COMMON SHARE AMOUNTS:
  Basic net income                             $0.20            $0.18
                                               =====            =====
  Diluted net income                           $0.20            $0.18
                                               =====            =====

-------------------------

Notes:
  (1)    Based on treasury stock method using average market price.