Form 10-Q
period 1999-06-30
FIRST NORTHERN CAPITAL CORP
filed 1999-08-13
CIK 1002213

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549

                         -------------------

                              FORM 10-Q

/X/  Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

            For the quarterly period ended June 30, 1999

                                 OR
/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934


                    Commission File Number 0-27982

                     FIRST NORTHERN CAPITAL CORP.
        Exact name of registrant as specified in its charter)

     WISCONSIN                                    39-1830142
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)


                       201 North Monroe Avenue
                           P.O. Box 23100
                      Green Bay, WI   54305-3100
                          (920) 437-7101
         (Address, including Zip Code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X           No


The number of shares outstanding of the issuer's common stock $1.00 par value per share, was 8,704,959 shares, at July 30, 1999.

                                INDEX

                   PART 1 - FINANCIAL INFORMATION

Item 1.
Financial Statements                                  Page No.


Unaudited Consolidated Statements of Financial
Condition as of June 30, 1999
and December 31, 1998                                     3

Unaudited Consolidated Statements of Income
for the Three Months Ended
June 30, 1999 and June 30, 1998                           4

Unaudited Consolidated Statements of Income
for the Six Months Ended
June 30, 1999 and June 30, 1998                           5

Unaudited Consolidated Statement of
Changes in Stockholders' Equity
for the Six Months Ended
June 30, 1999 and June 30, 1998                           6

Unaudited Consolidated Statements of Cash
Flows for the Six Months Ended
June 30, 1999 and June 30, 1998                           7

Notes to Unaudited Consolidated
Financial Statement                                     8 - 11


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations  12 - 28


Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                       29


                 PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of
        Security Holders                                  29

Item 6. Exhibits and Reports on Form 8-K                  29

Signatures                                                30

                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                         June 30, 1999   December 31, 1998
                                         -------------   -----------------
                                                  (In Thousands)
ASSETS
Cash                                         $  4,044           $  6,350
Interest-earning deposits                         206                861
                                             --------           --------
                  CASH AND CASH EQUIVALENTS     4,250              7,211

Securities available-for-sale, at fair value
  Investment securities                         9,556              9,205
  Mortgage-related securities                   3,846                996
Securities held-to-maturity
  Investment securities
    (estimated fair value of
     $24,861,000 - 1999;
     $23,935,000 - 1998)                       25,140             23,741
  Mortgage-related securities
    (estimated fair value of
     $11,743,000 - 1999;
     $11,594,000 - 1998)                       11,752             11,522
Loans held for sale                               464              3,075
Loans receivable                              669,848            631,739
Accrued interest receivable                     3,907              3,686
Foreclosed properties and repossessed assets       52                106
Office properties and equipment                 7,415              7,573
Federal Home Loan Bank stock                    5,750              5,250
Life insurance policies                        13,021             12,514
Prepaid expense and other assets                3,893              3,095
                                             --------           --------
                                             $758,894           $719,713
                                             ========           ========

LIABILITIES

Deposits                                     $551,100           $542,372
Borrowings                                    118,158             91,977
Advance payments by borrowers for
  taxes and insurance                           6,916              3,433
Other liabilities                               5,897              5,838
                                             --------           --------
                          TOTAL LIABILITIES   682,071            643,620

STOCKHOLDERS' EQUITY

Cumulative preferred stock, $1 par value;
  10,000,000 shares authorized;
  none outstanding
Common stock, $1 par value; 30,000,000
  shares authorized; share issued:
  9,134,735 - 1999 and 1998 shares
  outstanding: 8,704,959 - 1999;
  8,764,945 - 1998                              9,135              9,135
Additional paid-in capital                      8,835              9,126
Unrealized gains on securities
  available-for-sale, net of taxes                726                960
Treasury stock at cost
  (429,776 shares - 1999;
   369,790 shares - 1998)                      (4,366)            (3,710)
Retained earnings                              62,493             60,582
                                             --------           --------
                 TOTAL STOCKHOLDERS' EQUITY    76,823             76,093
                                             --------           --------

                                             $758,894           $719,713
                                             ========           ========

       See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                 Three Months Ended
                                                       June  30
                                                  1999         1998
                                                     (In Thousands,
                                               Except Per Share Amounts)

Interest income:
  Loans                                         $11,944      $11,567
  Investment securities                             559          504
  Interest-earning deposits                          23           26
  Mortgage-related securities                       210          152
                                                -------      -------
                      TOTAL INTEREST INCOME      12,736       12,249

Interest expense:
  Deposits                                        5,776        5,743
  Borrowings                                      1,389        1,364
  Advance payments by borrowers
    for taxes and insurance                          30           29
                                                -------      -------
                     TOTAL INTEREST EXPENSE       7,195        7,136
                                                -------      -------
                        NET INTEREST INCOME       5,541        5,113
Provision for loan losses                           114          105
                                                -------      -------
                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES       5,427        5,008

Non-interest income:
  Fees on serviced loans                             45           56
  Loan fees and service charges                      64           78
  Deposit account service charges                   336          316
  Insurance commissions                             101           62
  Gains on sales of loans                           140          258
  Other                                             347          322
                                                -------      -------
TOTAL NON-INTEREST INCOME                         1,033        1,092

Non-interest expense:
  Compensation, payroll taxes and
    other employee benefits                       1,964        1,864
  Federal insurance premiums                         79           75
  Occupancy                                         209          215
  Data processing                                   399          371
  Furniture and equipment                            97          118
  Telephone and postage                             100          110
  Marketing                                          99          139
  Other                                             721          599
                                                -------      -------
                 TOTAL NON-INTEREST EXPENSE       3,668        3,491

                 INCOME BEFORE INCOME TAXES       2,792        2,609
Income taxes                                        917          879
                                                -------      -------

                                 NET INCOME     $ 1,875      $ 1,730
                                                =======      =======
                 BASIC NET INCOME PER SHARE       $0.21        $0.19
                                                  =====        =====
               DILUTED NET INCOME PER SHARE       $0.21        $0.19
                                                  =====        =====
              CASH DIVIDENDS PAID PER SHARE       $0.10        $0.09
                                                  =====        =====

      See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                  Six Months Ended
                                                      June  30
                                                1999           1998
                                                  (In Thousands,
                                              Except Per Share Amounts)
Interest income:
  Loans                                       $23,678        $23,026
  Investment securities                         1,104          1,001
  Interest-earning deposits                        41             42
  Mortgage-related securities                     395            327
                                              -------        -------
                      TOTAL INTEREST INCOME    25,218         24,396

Interest expense:
  Deposits                                     11,506         11,280
  Borrowings                                    2,787          2,894
  Advance payments by borrowers
    for taxes and insurance                        42             41
                                              -------        -------
                     TOTAL INTEREST EXPENSE    14,335         14,215
                                              -------        -------
                        NET INTEREST INCOME    10,883         10,181
Provision for loan losses                         174            210
                                              -------        -------
                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES    10,709          9,971

Non-interest income:
  Fees on serviced loans                           81            100
  Loan fees and service charges                   117            136
  Deposit account service charges                 652            615
  Insurance commissions                           161            169
  Gains on sales of loans                         308            454
  Other                                           634            606
                                              -------        -------
                  TOTAL NON-INTEREST INCOME     1,953          2,080

Non-interest expense:
  Compensation, payroll taxes and
    other employee benefits                     3,818          3,671
  Federal insurance premiums                      160            151
  Occupancy                                       450            448
  Data processing                                 790            735
  Furniture and equipment                         200            228
  Telephone and postage                           221            236
  Marketing                                       214            237
  Other                                         1,303          1,180
                                              -------        -------
                 TOTAL NON-INTEREST EXPENSE     7,156          6,886

                 INCOME BEFORE INCOME TAXES     5,506          5,165
Income taxes                                    1,840          1,806
                                              -------        -------

                                 NET INCOME   $ 3,666        $ 3,359
                                              =======        =======

                 BASIC NET INCOME PER SHARE     $0.42          $0.38
                                                =====          =====
               DILUTED NET INCOME PER SHARE     $0.41          $0.37
                                                =====          =====
              CASH DIVIDENDS PAID PER SHARE     $0.20          $0.18
                                                =====          =====

     See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Unrealized Gain
                                         on Securities
                              Additional   Available-
                       Common   Paid-In    for-Sale   Treasury Retained
                        Stock   Capital  Net of Taxes  Stock   Earnings  Total
                                           (In Thousands)

For the Six Months Ended June 30, 1999
Balance at
  January 1, 1999       $9,135  $9,126        $ 960   $(3,710)  $60,582 $76,093
  Comprehensive income:
    Net income                                                    3,666   3,666
    Other Comprehensive
     Income:
     Change in net
      unrealized gains
      on securities
      available-for-
      sale, net of
      income taxes                             (234)                       (234)

    Total comprehensive
      income                                                              3,432

    Cash dividends
     ($.20 per share)                                            (1,755) (1,755)
    Purchase of
      treasury stock                                   (1,151)           (1,151)
    Exercise of
      stock options               (291)                   495               204
                        ------  ------        -----   -------   ------- -------
Balance at
  June 30, 1999         $9,135  $8,835        $ 726   $(4,366)  $62,493 $76,823
                        ======  ======        =====   =======   ======= =======

For the Six Months Ended June 30, 1998

Balance at
  January 1, 1998       $9,136  $9,438        $614    $(2,316)  $56,945 $73,817
  Comprehensive income:
    Net income                                                    3,359   3,359
    Other Comprehensive
     Income:
       Change in net
       unrealized gains
       on securities
       available-for-
       sale, net of
       income taxes                             74                           74
                                                                        -------
  Total comprehensive
    income                                                                3,433

  Cash dividends
    ($.18 per share)                                             (1,606) (1,606)
  Retirement of
    common stock            (1)    (17)                                     (18)
  Purchase of
    treasury stock                                     (1,028)           (1,028)
  Exercise of
    stock options                 (207)                   817               610
                        ------  ------        ----    -------   ------- -------
Balance at
  June 30, 1998         $9,135  $9,214        $688    $(2,527)  $58,698 $75,208
                        ======  ======        ====    =======   ======= =======

          See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended
                                                              June 30
                                                         1999          1998
                                                           (In Thousands)
OPERATING ACTIVITIES:
  Net income                                           $  3,666   $   3,359
    Adjustments to reconcile net income to
      cash provided by operating activities:
      Provision for losses on loans                         174         210
      Provision for depreciation and amortization           424         428
      Gains on sales of loans                              (308)       (454)
      Loans originated for sale                         (15,767)    (29,362)
      Proceeds from loan sales                           18,686      29,934
      (Increase) decrease in interest receivable           (221)         42
      Increase (decrease) in interest payable               (38)        279
      Other                                              (1,111)       (779)
                                                       --------    --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES       5,505       3,657

INVESTING ACTIVITIES:
  Proceeds from maturities of investment
    securities and interest-earning deposits              8,057       8,657
  Purchases of investment securities                     (9,962)    (11,029)
  Principal repayments of mortgage-related securities     1,273       2,096
  Purchases of mortgage-related securities               (4,473)
  Net increase in loans receivable                      (38,323)    (16,188)
  Purchases of office properties and equipment             (266)       (218)
  (Purchase) sale of Federal Home Loan Bank stock          (500)        250
                                                       --------    --------
              NET CASH USED BY INVESTING ACTIVITIES     (44,194)    (16,432)

FINANCING ACTIVITIES:
  Net increase in deposits                                8,766      25,756
  Net increase (decrease) in short-term borrowings       19,188     (15,971)
  Proceeds from long term borrowings                     20,195      19,800
  Repayments of long term borrowings                    (13,202)    (11,000)
  Cash dividend paid                                     (1,755)     (1,606)
  Purchase of treasury stock                             (1,151)     (1,028)
  Retirement of common stock                                            (18)
  Proceeds from exercise of stock options                   204         610
  Net increase in advance payments by
    borrowers for taxes and insurance                     3,483       2,753
                                                       --------    --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES       35,728      19,296

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (2,961)      6,521
Cash and cash equivalents at beginning of period          7,211         964
                                                       --------    --------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  4,250    $  7,485
                                                       ========    ========

Supplemental Information to the Statement of Cash Flows:

  Interest credited and paid on deposits                $11,468     $11,039

  Interest paid on borrowings                             2,726       2,888

  Payments for federal and state income taxes             1,970       2,147

  Loans transferred to foreclosed properties
    and repossessed assets                                  143         225

          See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


General

1. The consolidated financial statements include the accounts of First Northern Capital Corp. ("First Northern" or the "Company") and its wholly-owned subsidiary First Northern Savings Bank, S.A. and its subsidiaries (collectively, the "Savings Bank"): Great Northern Financial Services Corporation ("GNFSC"), First Northern Investments Incorporated ("FNII"), Keystone Financial Services, Incorporated ("Keystone") and First Northern Financial Services, Incorporated. All significant intercompany balances and transactions have been eliminated according to generally accepted accounting principles. The Savings Bank's ownership of Savings Financial Corporation ("SFC"), a 50% owned subsidiary, is accounted for by the equity method.

2. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of First Northern, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statement of Changes in Stockholders' Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at June 30, 1999 and December 31, 1998, the results of their income for the three and six months ended June 30, 1999 and 1998, the changes in stockholders' equity for the six months ended June 30, 1999 and 1998, and their cash flows for the six months ended June 30, 1999 and 1998, the accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with First
   Northern's 1998 Annual Report on Form 10-K and operating results for the three or six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

3. Securities Available-for-Sale
   The amortized cost and estimated fair values of securities available-for-sale are as follows:

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized  Estimated
                                     Cost       Gains       Losses    Fair Value

                                                    (In Thousands)

   At June 30, 1999:
     Asset Management Funds        $   549                  $ (11)      $  538
     Federal Home Loan Mortgage
       Corporation stock                33      $1,359                   1,392
     Northwest Equities
       Corporation stock               111           3                     114
     U.S. government and
       agency securities             7,533          33        (54)       7,512
                                   -------      ------       ----      -------
                                     8,226       1,395        (65)       9,556
  Mortgage-related securities        3,969        (123)                  3,846
                                   -------      ------       ----      -------

                                   $12,195      $1,272       $(65)     $13,402
                                   =======      ======       ====      =======

   At December 31, 1998:
     Asset Management Funds        $   535                    $(2)     $   533
     Federal Home Loan Mortgage
       Corporation stock                33      $1,514                   1,547
     U.S. government and
       agency securities             7,041          88         (4)       7,125
                                   -------      ------        ---      -------
                                     7,609       1,602         (6)       9,205
  Mortgage-related securities          998                     (2)         996
                                   -------      ------        ---      -------

                                   $8,607       $1,602        $(8)     $10,201
                                   ======       ======        ===      =======

4. Securities Held-to-Maturity
   The amortized cost and estimated fair values of investment ecurities held-to-maturity, which consist of U.S. government and agency securities, are as follows:

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized  Estimated
                                     Cost       Gains       Losses    Fair Value
                                                  (In Thousands)
   At June 30, 1999                $25,140      $45         $(324)     $24,861
                                   =======      ===         =====      =======

   At December 31, 1998            $23,741     $205          $(11)     $23,935
                                   =======     ====          ====      =======

At June 30, 1999, these investment securities have the following maturities:

                                                          Amortized   Estimated
                                                             Cost     Fair Value
                                                               (In Thousands)
Due in one year or less                                     $ 4,962    $ 4,975
Due after one year through 5 years                           17,436     17,254
Due after 5 years through 10 years                            2,742      2,632
                                                            -------    -------

                                                            $25,140    $24,861
                                                            =======    =======

The amortized cost and estimated fair values of mortgage-related securities held-to-maturity are as follows:

                                                 Gross       Gross
                                   Amortized  Unrealized  Unrealized  Estimated
                                     Cost       Gains       Losses    Fair Value
                                                  (In Thousands)
   At June 30, 1999:
     Federal Home Loan
       Mortgage Corporation          $ 7,047     $32        $(32)       $ 7,047
     Federal National
       Mortgage Association            4,705       6         (15)         4,696
                                     -------     ---        ----        -------
                                     $11,752     $38        $(47)       $11,743
                                     =======     ===        ====        =======

   At December 31, 1998:
     Federal Home Loan
       Mortgage Corporation          $ 7,347     $61                    $ 7,408
     Federal National
       Mortgage Association            4,175      19         $(8)         4,186
                                     -------     ---         ---        -------

                                     $11,522     $80         $(8)       $11,594
                                     =======     ===         ===        =======

5. Loans Receivable
   Loans receivable consist of the following:

                                                         June 30    December 31
                                                           1999         1998
                                                             (In Thousands)
First mortgage loans:
  One to four family residential                         $435,162     $416,974
  Five or more family residential                          33,056       32,013
  Commercial real estate                                    9,137        7,546
  Construction-residential                                 31,645       25,467
  Construction-commercial                                   9,680        4,470
  Other                                                     3,478        3,129
                                                         --------     --------
                                                          522,158      489,599

Consumer loans:
  Consumer                                                 20,070       18,416
  Second mortgage                                          71,793       66,426
  Automobile                                               81,868       73,502
                                                         --------     --------
                                                          173,731      158,344

Commercial loans                                            2,765
                                                         --------     --------
                                                          698,654      647,943

Less:
  Undisbursed loan proceeds                                24,351       11,750
  Allowance for losses                                      3,657        3,531
  Unearned loan fees                                          798          923
                                                         --------     --------
                                                           28,806       16,204
                                                         --------     --------

                                                         $669,848     $631,739
                                                         ========     ========

6. The weighted average number of shares outstanding, including common stock equivalents, for the three months ended June 30, 1999 and 1998 were 8,901,033 and 9,151,623 and for the six months ended June 30, 1999 and 1998, were 8,943,369 and 9,160,170, respectively.

7. Certain amounts in 1998 financial statements have been reclassified to conform to the 1999 presentations

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

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


FINANCIAL CONDITION

BALANCE SHEET

CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased $3.0 million at June 30, 1999, as compared to December 31, 1998, primarily because the June 30th reporting period did not end on a Friday. If the end of a reporting period ends on a Friday or near a holiday, customers tend to increase deposits to their demand deposit accounts thereby increasing cash. Any cash that is not immediately needed to fund loans or operations is invested in overnight interest-earning deposits or used to repay short-term borrowings.

SECURITIES AVAILABLE-FOR-SALE. Investment securities available-for-sale increased $0.4 million as of June 30, 1999, as compared to December 31, 1998, primarily as the result of the reinvestment of maturing securities and the interest earnings on securities being invested.

Mortgage-related securities available-for-sale increased $2.9 million at June 30, 1999, as compared to December 31, 1998, as a result of purchases of additional mortgage-related securities.

SECURITIES HELD-TO-MATURITY. Investment securities held-to-maturity increased $1.4 million primarily as a result of purchases of U.S. Government and agency securities.

Mortgage-related securities held-to-maturity increased $0.2 million as a result of purchases of mortgage-related securities.

LOANS HELD FOR SALE. At June 30, 1999, First Northern had $0.5 million of fixed interest rate mortgage and education loans classified as held for sale. First Northern originates and sells most of its thirty (30) year fixed interest rate mortgage loans and all of its education loans. Fifteen (15) year and twenty (20) year fixed interest rate mortgage loan originations are retained in First Northern's loan portfolio.

LOANS RECEIVABLE. Loans receivable increased $38.1 million at June 30, 1999, as compared to December 31, 1998, as a result of: (i) mortgage loan originations and purchases; (ii) reduced prepayments or refinancing of mortgage loans; (iii) increased automobile and second mortgage loan originations; and (iv) the initiation of a commercial lending program.
Loan originations and purchases are as follows:


                    LOAN ORIGINATIONS AND PURCHASES

                                      Three Months Ended       Six Months Ended
                                           June 30                 June 30
                                        1999       1998        1999        1998
                                        (In Thousands)          (In Thousands)

Mortgage loans originated and purchased:
  Construction                         $ 20,822  $13,788      $ 29,643  $ 17,800
  Loans on existing property             18,365   20,609        27,072    30,795
  Refinancing                            18,124   25,415        47,326    63,194
  Other loans                             1,238      327         1,479       623
                                       --------  -------      --------  --------
Total mortgage loans originated
  and purchased                          58,549   60,139       105,520   112,412

Consumer loans originated and purchased:
  Consumer                                4,697    4,134         6,450     5,949
  Second mortgage                        15,261   12,153        24,390    20,215
  Automobile                             20,412   12,696        32,269    23,989
  Education                                  71       88         1,021     1,034
                                       --------  -------      --------  --------
Total consumer loans originated
  and purchased                          40,441   29,071        64,130    51,187

Commercial loans                          2,887                  2,887
                                       --------  -------      --------  --------

Total loans originated and purchased   $101,877  $89,210      $172,537  $163,599
                                       ========  =======      ========  ========

Mortgage loan originations and purchases decreased $1.6 million for the second quarter of 1999 and $6.9 million for the first six months of 1999, as compared to the same period in 1998, primarily as the result of decreased refinancing of existing First Northern mortgage loans. Construction loan originations primarily increased as a result of increased construction activity in First Northern's market. Although total mortgage loan originations decreased for the second quarter of 1999 and for the first six months of 1999, the mortgage loan portfolio outstanding increased $26.0 million (before deductions for undisbursed loan proceeds, allowance for loan losses and unearned loan fees) for the second quarter of 1999 and $32.6 million for the first six months of 1999. The increased mortgage loan portfolio for both periods was primarily the result of: (i) increased adjustable interest mortgage loan originations;
(ii) reduced prepayments of principal on outstanding loans; and (iii) reduced refinancing of existing mortgage loans. All of which is likely attributable to the increase in interest rates on fixed interest rate mortgage loans.

First Northern added commercial banking services to its existing product lines in the second quarter of 1999. To manage the commercial banking department, First Northern hired a commercial loan manager with 20 years of commercial banking experience. At June 30, 1999, First Northern's commercial loan portfolio outstanding was at $2.8 million and management anticipates that this segment of its loan portfolio will continue to increase. Management believes commercial banking will assist First Northern to further its interest earning asset growth and to assist in its interest rate spread management.

Consumer loan originations and purchases increased $11.4 million in the second quarter of 1999 and $12.9 million for the first six months of 1999 as compared to the same periods in 1998, primarily as the result of the increase in second mortgage loan originations and indirect automobile originations from SFC. Second mortgage originations have increased as a result of: (i) management's emphasis; (ii) increased marketing; and (iii) the use of an introductory interest rate for a line-of-credit product secured by a second mortgage. SFC increased its automobile originations by continued personalized service and competitive interest rates.


                                  LOAN SALES

                                       Three Months Ended      Six Months Ended
                                           June 30                 June 30
                                        1999       1998        1999        1998
                                        (In Thousands)          (In Thousands)
Mortgage Loans                         $6,753    $15,496      $16,392    $27,240
Education Loans                         1,985      1,420        1,986      2,240
                                       ------    -------      -------    -------

  Total Loans Sold                     $8,738    $16,916      $18,378    $29,480
                                       ======    =======      =======    =======


Loans sold in the second quarter of 1999 and in the six months ended
June 30, 1999, as compared to the same periods in 1998 decreased as a result of the reduction in 30 year fixed interest rate mortgage loan originations. First Northern retains all adjustable interest rate mortgage loan originations in its portfolio; retains the majority of 15 and 20 year fixed interest rate mortgage loans; and sells most 30 year fixed interest rate mortgage loans in the secondary market. First Northern is contractually committed to sell its current education loan portfolio as well as, future originations.

OFFICE PROPERTIES AND EQUIPMENT. First Northern anticipates that it will enter into a lease for approximately 14,000 square feet of office space in the third quarter of 1999. This office space will centralize the loan servicing, origination processing, information systems, marketing and customer support services departments. The additional leased space is needed to accommodate growth in these areas. Anticipated total annual cost of this office space and its associated equipment is approximately $152,000 (after-tax).

LIFE INSURANCE POLICIES. Life insurance policies or bank owned life insurance ("BOLI") increased $0.5 million in the first six months of 1999 as a result of the increased value of the policies. BOLI is long-term life insurance on the lives of certain current and past Savings Bank employees where the insurance policy benefits and ownership are retained by the Savings Bank.
The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the participant's death. Management believes this is an effective method to help offset a portion of future employee costs.

DEPOSITS. Deposits increased $8.7 million for the first six months of 1999 as a result of offering competitive interest rates and the acquisition of "jumbo" (certificates of deposit in excess of $100,000) deposits.
Jumbo deposits consist of wholesale, retail and municipal deposits and at times, jumbo deposits are a cheaper source of funds than retail deposits or borrowing. First Northern's total jumbo deposits were $40.8 million at June 30, 1999.

BORROWINGS. Federal Home Loan Bank ("FHLB") borrowings increased $26.2 million in the first six months of 1999, primarily to fund purchases of investment securities and the growth of the loan portfolio. First Northern will borrow monies if borrowing is a less costly form of funding for loans and investments than acquiring deposits. First Northern anticipates that it will continue to utilize borrowings in 1999 if borrowings incrementally add to the overall profitability of the Company.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance ("escrow") increased $3.5 million at June 30, 1999, as compared to December 31, 1998. The increase in escrow dollars was the result of the payments received for First Northern's customers' escrow accounts and increased number of escrow accounts.

STOCKHOLDERS' EQUITY. First Northern paid a cash dividend of $0.10 per share on May 14, 1999, to stockholders of record on April 30, 1999. The increase of $0.01 per share represents an 11.1% increase over the second quarter of 1998 cash dividend of $0.09 per share.

On March 20, 1998, First Northern approved a third stock repurchase program to repurchase up to 446,101 shares (5% of total shares outstanding) in the open market. These repurchased shares will be used to satisfy exercises of stock options. On March 19, 1999, the third stock repurchase program was extended to March 20, 2000, or until the authorized number of shares or dollar amount is used. At June 30, 1999, 282,200 shares had been purchased at an average price of $12.34 per share.

ASSET QUALITY

First Northern currently classifies any loan on which a payment is 90 days or more past due as non-performing. The following table summarizes non-performing loans and assets:



                                      NON-PERFORMING LOANS AND ASSETS

                                  At June 30              At December 31
                                     1999                      1998
                                          (Dollars in Thousands)
Non-accrual mortgage loans           $534                      $223
Non-accrual consumer loans            108                       123
                                     ----                      ----

Total non-performing loans            642                       346
Properties subject to foreclosure                                68
Foreclosed properties and
  repossessed assets                   52                        38
                                     ----                      ----

Total non-performing assets          $694                      $452
                                     ====                      ====
Non-performing assets as a percent
  of total loans                     0.10%                     0.05%
                                     ====                      ====
Non-performing loans as a percent
  of total assets                    0.09%                     0.06%
                                     ====                      ====


Total non-performing loans decreased as of June 30, 1999, as compared to December 31, 1998, primarily as a result of a decrease in non-performing mortgage loans. Management believes non-performing loans and assets, expressed as a percentage of total loans and assets, are far below state and national averages for financial institutions. There are no accruing, material loans which, at June 30, 1999, management has reason to believe will become non-performing or result in potential losses.

In addition, management believes that the Savings Bank's allowance for loan losses are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review First Northern's allowances for losses on loans and real estate owned. Such agencies may require First Northern to recognize additions to the allowances based on the agencies' judgement of information available to them at the time of their examination.

All of First Northern's loans are domestic, meaning the loans are secured by real estate or other collateral located in the continental United States.

A summary of the allowance for losses is shown below.


                                                   LOAN LOSS ALLOWANCE

                                         At and for the       At and for the
                                        Six Months Ended        Year Ended
                                          June 30, 1999     December 31, 1998
                                                (Dollars in Thousands)
Mortgage Loans:
  Balance at the beginning
    of the period                             $1,813               $1,624
  Provisions for the period                       96                  186
  Charge-offs:
    One-to-four family residential                                     (1)
  Recoveries:
    One to four family residential                                      4
                                              ------               ------
  Net recoveries                                                        3
                                              ------               ------
  Balance at the end
    of the period                              1,909                1,813

Consumer Loans:
  Balance at the beginning
    of the period                              1,718                1,553
  Provisions for the period                       24                  234
  Charge-offs:
    Consumer                                     (34)                 (47)
    Automobile                                   (29)                 (52)
                                              ------               ------
      Total charge-offs                          (63)                 (99)
  Recoveries:
    Consumer                                       9                    7
    Automobile                                     6                   23
                                              ------               ------
       Total recoveries                           15                   30
                                              ------               ------
  Net charge-offs                                (48)                 (69)
                                              ------               ------

Balance at the end
  of the period                                1,694                1,718
                                              ------               ------

Commercial Loans:
  Balance at the beginning
    of the period
  Provisions for the period                       54
                                              ------               ------
Balance at the end of the period                  54
                                              ------               ------

Total loan loss allowances at
  the end of the period                       $3,657               $3,531
                                              ======               ======

Allowance as a percent of total loans           0.55%                0.56%
                                                ====                 ====

Allowance as a percent of
  non-performing loans                        569.63%            1,020.52%
                                              ======             ========

Allowance as a percent of total assets          0.48%                0.49%
                                                ====                 ====

Allowance as a percent of
  non-performing assets                       526.95%              770.96%
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

As the Year 2000 approaches, this abbreviated date mechanism within Systems could disrupt operations at nearly every business, including First Northern, which relies heavily on computer systems for account and other record keeping functions. If the millennium issue were ignored, system failures or miscalculations could occur, causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar normal business activities. First Northern out-sources a majority of its mission critical computer functions to Fiserv, Inc. ("Fiserv"), a Brookfield, Wisconsin based financial service bureau. Because of Year 2000 problems could affect Fiserv, and hence the Savings Bank through its relationship with Fiserv, the Savings Bank has been engaged in ongoing discussions and tests with Fiserv concerning potential Year 2000 problems. These discussions and tests have kept the Savings Bank abreast of Fiserv's progress in anticipating and avoiding Year 2000 problems that could affect First Northern's operations. At June 30, 1999, Fiserv has advised First Northern that it has fully tested and renovated its systems for Year 2000 issues. Client testing, in which First Northern participated on October 11, 1998 and February 7, 1999, revaled no unresolved issues.

Due to the interdependence of First Northern's systems with other third party systems, there are risks of specific service outages if these parties do not sufficiently secure their systems from Year 2000 issues. First Northern is corresponding with these vendors regarding the Year 2000 status of their systems. In addition to internal testing, where possible, coordinated Year 2000 testing will take place with the third party service providers that have systems interfaced with First Northern's systems. These third parties include, but are not limited to, telephone/data service providers, public utilities, the Federal Reserve Bank of Chicago, credit bureaus, credit card servicers, ATM networks, etc.

First Northern determined that it was required to modify or replace certain portions of its software and hardware so that its Systems will function properly with respect to dates on or after September 9th, 1999 ("9/9/99").
It is currently anticipated that these modifications and replacements will not exceed a total of $170,000 (pre-tax). At the end of June 1999, approximately $138,000 has been spent on new equipment, software and miscellaneous expenses for Year 2000. First Northern does not separately track the internal costs such as payroll for its information systems staff incurred for the Year 2000 project. First Northern presently believes that with these modifications and replacements, Year 2000 issues will not pose significant operational problems for its Systems. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 could have an adverse impact on the operations of First Northern.

First Northern has currently completed the inventory, assessment and analysis, and renovation phases of its Year 2000 project. The testing and contingency planning phases for critical systems were primarily completed by the end of the first quarter of 1999. At June 30, 1999, the overall testing phase (including non-critical systems) is approximately 96% completed and the overall contingency planning phase (including non-critical systems) is approximately 95% completed.

Contingency Planning (developing backup procedures to be used in the event of unforeseen problems) is primarily focused on critical systems. This planning not only addresses systems issues, but also operational issues such as the cash needs of our customers.

                                Year 2000 Initiative
                                                                 Percent    Time
                                                                 Complete  Frame
Inventory and Assessment (list all systems affected by Y2K)    100%  11/97-04/98
Analysis (Document systems status for Y2K compliance)          100%  01/98-08/98
Renovation (upgrade non-compliant systems to be Y2K ready)     100%  03/98-06/99
Testing (Simulate operations with dates advanced
  beyond 01-10-2000)                                            96%  05/98-09/99
Contingency Planning (Develop backup plans for
  critical systems)                                             95%  06/98-09/99

Overall, First Northern estimates that 99% of the Year 2000 project has been completed as of June 30, 1999.

First Northern has used internal resources to reprogram, upgrade or replace and test its internal Systems. Internal resources have also been used to renovate Savings Financial Corporation ("SFC"), a partially owned subsidiary operating in Hales Corners, Wisconsin.

Even though internal resources are being used to prepare for Year 2000 causing some other projects to be delayed, First Northern believes there will be benefits to operations through the renovations that have taken place.

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

RESULTS OF OPERATIONS

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made since First Northern's investment portfolio does not contain municipal securities. Average balances are derived from average daily balances. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability. The yields and rates for the six months ended June 30, 1999 and 1998, have been annualized.


                                           Six Months Ended June 30
                                         1999                      1998
                                       Interest                  Interest
                              Average   Earned/ Yield/  Average   Earned/ Yield/
                              Balance    Paid   Rate    Balance    Paid    Rate
                                              (Dollars in Thousands)

Interest-earning assets (1):
  Mortgage loans             $485,549  $17,154  7.07%   $445,444  $16,474  7.40%
  Consumer loans              162,835    6,476  7.95%    159,347    6,552  8.22%
  Commercial loans              1,191       48  8.06%
  Investment securities (2)    37,222    1,104  5.93%     32,253    1,001  6.21%
  Interest-earning deposits     1,836       41  4.47%      1,498       42  5.61%
  Mortgage-related
    securities (2)             13,113      395  6.02%     10,461      327  6.25%
                             --------  -------  ----    --------  -------  ----
  TOTAL                       701,746   25,218  7.19%    649,003   24,396  7.52%

Interest-bearing liabilities:
  Passbook accounts            68,865      682  1.98%     62,284      685  2.20%
  NOW and variable rate
    insured money
    market accounts           130,510    1,477  2.26%    112,253    1,388  2.47%
  Time deposits               345,218    9,347  5.42%    318,988    9,207  5.77%
  Advance payments by
    borrowers for taxes
    and insurance               3,573       42  2.35%      3,546       41  2.31%
  Borrowings                  101,085    2,787  5.51%     99,379    2,894  5.82%
                             --------  -------  ----    --------  -------  ----
  TOTAL                       649,251   14,335  4.42%    596,450   14,215  4.77%
                             --------  -------  ----    --------  -------  ----

Net interest-earning assets
  balance and interest rate
  spread                     $ 52,495           2.77%   $ 52,553           2.75%
                             ========           ====    ========           ====
Average interest-earning
  assets, net interest
  income and net yield on
  average interest-earning
  assets                     $701,746  $10,883  3.10%   $649,003  $10,181  3.14%
                             ========  =======  ====    ========  =======  ====

Average interest-earning
  assets to interest-bearing
  liabilities                  108.1%                     108.8%
                               =====                      =====

----------------------------

(1) For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding.

(2) For the purpose of these computations, the available-for-sale investment securities and mortgage-related securities are presented and yields calculated based upon the historical cost basis.

                                            Year Ended December 31
                                                    1998
                                                    Interest
                                          Average    Earned/  Yield/
                                          Balance     Paid     Rate
                                            (Dollars in Thousands)
Interest-earning assets (1):
  Mortgage loans                         $456,977    $33,510  7.33%
  Consumer loans                          160,706     13,273  8.26%
  Commercial loans
  Investment securities (2)                34,828      2,138  6.14%
  Interest-earning deposits                 2,623        147  5.60%
  Mortgage-related securities (2)           9,996        622  6.22%
                                         --------    -------  ----

  TOTAL                                   655,130     49,690  7.47%

Interest-bearing liabilities:
  Passbook accounts                        63,643      1,364  2.14%
  NOW and variable rate insured
    money market accounts                 117,944      2,927  2.48%
  Time deposits                           327,674     18,979  5.79%
   Advance payments by borrowers
     for taxes and insurance                6,680        155  2.32%
  Borrowings                               95,890      5,578  5.82%
                                         --------    -------  ----

   TOTAL                                  611,831     29,003  4.74%
                                         --------    -------  ----
Net interest-earning assets balance
    and interest rate spread             $ 53,299             2.73%
                                         ========             ====
Average interest-earning assets, net
  interest income and net yield on
  average interest-earning assets        $665,130    $20,687  3.11%
                                         ========    =======  ====
Average interest-earning assets to
  interest-bearing liabilities             108.7%
                                           =====

----------------------------

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


                                            Six Month Ended June 30
                                                 1999 vs 1998
                                           Increase(decrease) due to:
                                                            Rate/
                                      Rate      Volume     Volume     Total
                                                 (In Thousands)

Interest-earning assets:
  Mortgage loans                    $  (735)    $1,481      $(66)    $ 680
  Consumer loans                       (215)       144        (5)      (76)
  Commercial loans                                            48        48
  Investments securities                (45)       155        (7)      103
  Interest-earning deposits              (9)        10        (2)       (1)
  Mortgage-related securities           (12)        83        (3)       68
                                    -------     ------      ----     -----

  TOTAL                             $(1,016)    $1,873      $(35)      822
                                    =======     ======      ====     -----

Interest-bearing liabilities:
  Passbook accounts                   $ (69)    $   73      $ (7)       (3)
  NOW and variable rate
    insured money market accounts      (118)       226       (19)       89
  Time deposits                        (558)       744       (46)      140
  Advance payments by borrowers
    for taxes and insurance               1                              1
  Borrowings                           (154)        50        (3)     (107)
                                      -----     ------      ----     -----

  TOTAL                               $(898)    $1,093      $(75)      120
                                      =====     ======      ====     -----

Net change in net interest income                                    $ 702
                                                                     =====

                                            Six Month Ended June 30
                                                 1998 vs 1997
                                           Increase(decrease) due to:
                                                            Rate/
                                      Rate      Volume     Volume     Total
                                                 (In Thousands)

Interest-earning assets:
  Mortgage loans                    $(171)      $2,250     $(12)     $2,067
  Consumer loans                     (253)       1,018      (21)        744
  Commercial loans
  Investments securities              (55)         360      (11)        294
  Interest-earning deposits            (2)         110       (6)        102
  Mortgage-related securities         (16)         (99)       2        (113)
                                    -----       ------     ----      ------

  TOTAL                             $(497)      $3,639     $(48)      3,094
                                    =====       ======     ====      ------

Interest-bearing liabilities:
  Passbook accounts                  $(36)      $   80     $ (2)         42
  NOW and variable rate
    insured money market accounts      63          320        8         391
  Time deposits                       215        1,171       14       1,400
  Advance payments by borrowers
    for taxes and insurance             5            1                    6
  Borrowings                          (99)         788      (16)        673
                                     ----       ------     ----      ------

  TOTAL                              $148       $2,360     $  4       2,512
                                     ====       ======     ====      ------

Net change in net interest income                                    $  582
                                                                     ======

STATEMENTS OF INCOME


GENERAL. Net income increased 8.4% and 9.1% for the second quarter of 1999 and the first six months of 1999 respectively, as compared to the same periods in 1998. This increase was primarily the result of increased interest-earning assets outstanding and a decrease in the effective rate for income taxes.

INTEREST INCOME. Interest income on loans increased $377,000 for the second quarter of 1999 and $652,000 for the first six months of 1999, as compared to the same periods in 1998 as a result of the increased dollar amount of mortgage, consumer and commercial loans outstanding. The average mortgage loans outstanding for the six months ended June 30, 1998, increased 9.0% as compared to the same period in 1998 and average consumer loans outstanding increased 2.2%. Commercial loans, which were introduced to First Northern customers in the second quarter of 1999, had a balance outstanding as of June 30, 1999 of $2.8 million. Mortgage loan yields have decreased during the second quarter of 1999 and for the six months ended June 30, 1999 as compared to the second quarter of 1998 and the first six months of 1998 as a result of mortgage loan origination interest rates being less than the yield on the existing mortgage loan portfolio and reductions to interest rates on existing adjustable interst rate mortgage loans. The reductions or de-escalations were in response to the current interest rates offered on fixed and adjustable interest rate mortgage loans. See Financial Condition--Balance Sheet--Loans Receivable.

Consumer loan yields also decreased during the second quarter of 1999 and the first six months of 1999 as compared to the same periods in 1998 as a result of interest rates on originations and purchases being below the portfolio average interest rate.

Interest income on investment securities increased $55,000 and $103,000 for the second quarter of 1999 and for the six months ended June 30, 1999 as a result of the increase of $5.0 million in average investment securities outstanding. First Northern purchases investment securities when it incrementally adds to the overall profitability of the Company and to aid in its interest rate risk management. The average interest rates on investment securities decreased as a result of maturities and securities with call features being called and the proceeds being reinvested at interest rates below the portfolio average interest rate.

Interest income on interest-earning deposits decreased slightly in the second quarter of 1999 and for the six months ended June 30, 1999, as a result of the decrease in the average interest rate earned on short-term and overnight deposits.

Interest income on mortgage-related securities increased $58,000 for the three months ended June 30, 1999, and $68,000 for the six months ended June 30, 1999, as a result of increased mortgage-related securities outstanding.

INTEREST EXPENSE. Interest expense on deposits increased $33,000 in the second quarter of 1999 and $226,000 in the first six months of 1999 as compared to the same periods in 1998 as a result of increased deposits outstanding.
First Northern has utilized various time deposit terms and "special" interest rates on various time deposit terms to attract new deposits. In addition, the Savings Bank has acquired jumbo deposits to aid its deposit growth
(See Financial Condition - Balance Sheet - Deposits). The average cost of deposits decreased as a result of overall market interest rates being less than the cost of maturing deposits and new deposits being at an interest rate below the average cost of the deposit portfolio.

Interest expense on borrowings increased $25,000 in the second quarter of 1999 and decreased $107,000 for the six months ended June 30, 1999, as compared to the same periods in 1998. The second quarter increase in borrowing expense was the result of increased average borrowings outstanding. First Northern's growth in interest-earning assets outpaced the growth in deposits and hence the increase in borrowings. The decrease in borrowing expense for the six months ended June 30, 1999, as compared to the six months ending June 30, 1998 was primarily the result of the reduced cost of borrowings.

First Northern anticipates it will continue to emphasize growth in interest-earning assets and will fund a portion of this growth with borrowings if it incrementally adds to the profitability to the Company. First Northern primarily borrows from the Federal Home Loan Bank of Chicago and staggers the borrowings' maturities from overnight to 9 years.

PROVISION FOR LOAN LOSSES. First Northern increased its general loan loss allowances in the second quarter of 1999 and the first six months of 1999 as a result of changes within the composition of the loan portfolio and growth in the loan portfolio. The loan loss allowance as of June 30, 1999, was $3,657,000 or .55% of total loans and 569.6% of non-performing loans.

Management believes that the current loan loss allowance is adequate; however, the adequacy of the loan loss allowance is reviewed as historical loan loss experience changes, the size and composition of the loan portfolio changes, changes occur in the general economy and as may otherwise be deemed necessary.

NON-INTEREST INCOME. Fees on serviced loans for the second quarter of 1999 and the first six months of 1999 decreased primarily as a result of the amortization of the mortgage servicing asset in accordance with generally accepted accounting principles. As the principal of a mortgage loan which was sold (with servicing retained), repays or prepays, the mortgage servicing asset is reduced and netted from fees on serviced loans, thereby reducing the income on the serviced loans. First Northern's mortgage loan servicing asset is $688,500.

Loan fees and service charges decreased in the second quarter of 1999 and for the six months ended June 30, 1999, primarily as the result of decreased loan origination fees on mortgage loans and decreased late charges on automobiles.

Deposit account service charges increased $20,000 in the second quarter of 1999 and $37,000 in the first six months of 1999 as compared to the same periods in 1998 primarily as a result of debit card fee income and income from the sale of checks to checking customers. Each time First Northern's debit card is used, a fee, which varies with each merchant, is paid to the Savings Bank by the debit card company. The Savings Bank promotes the use of its debit card by direct mail.

Insurance commissions increased $39,000 in the second quarter of 1999 and decreased slightly for the first half of 1999. The second quarter increase was the result of First Northern receiving an insurance bonus after achieving predetermined thresholds. If First Northern obtains a predetermined threshold of insurance sales and insurance losses are below another threshold, insurance bonuses are earned. In 1998, First Northern insurance losses exceeded the threshold and the level of insurance bonuses were reduced.

Gains on sales of loans decreased substantially in the second quarter of 1999 and for the six months ended June 30, 1999, as compared to the same periods in 1998, as a result of reduced loan sales. Loan sales decreased as a result of reduced 30 year fixed interest rate mortgage loan originations, which First Northern sells in the secondary market. (See Financial Condition -- Balance Sheet -- Loans Receivable.)

Other non-interest income increased $25,000 in the second quarter of 1999 and $28,000 in the first six months of 1999 primarily as a result of BOLI and interest on officers' life insurance.

NON-INTEREST EXPENSE. Compensation expense increased $100,000 in the second quarter of 1999 and $147,000 in the first six months of 1999 as a result of increased salaries, education and training costs, and increases in employee benefit costs.

Data processing expense increased $28,000 in the three months ended
June 30, 1999 and $55,000 in the first six months of 1999 as a result of increased: (i) service bureau expense; (ii) depreciation of the PC based teller system; and (iii) data processing supplies.

Furniture and equipment expense decreased $21,000 in the second quarter of 1999 and $28,000 in the first six months of 1999 primarily as a result of a decrease in the cost of furniture and equipment service contracts and depreciation expense. Service contract expense decreased as a result of placing furniture and equipment under an insurance service agreement thereby eliminating individual service contracts.

Telephone and postage expense decreased in the second quarter of 1999 and in the first six months of 1999 as a result of negotiating a new long distance telephone contract at a reduced cost to First Northern.

Marketing expense decreased $40,000 for the three months ended June 30, 1999 and $23,000 for the six months ended June 30, 1999, primarily as a result of the timing of marketing expenses. It is anticipated that marketing expenses will increase in the next six months of 1999. First Northern believes that in order to increase lending and deposit volumes, increased marketing of those products is required.

Other expenses increased $122,000 in the second quarter of 1999 and $123,000 in the first six months of 1999 primarily as a result of increased costs associated with the operations of SFC, debit card costs and the reversal by PECFA (the Petroleum Environmental Cleanup Fund) of a reimbursement, in the amount of $53,700, for environmental clean-up costs of a lot at a subdivision owned by GNFSC.

INCOME TAXES. The effective income tax rate for the second quarter of 1999 was 32.8% as compared to 33.7% for the second quarter of 1998 and 33.4% for the six months ended June 30, 1999, as compared to 35.0% for the same period in 1998. The decrease in the effective income tax rate was the result of the purchase of BOLI and an increase in earnings at FNII, which is not subject to state income taxes. Since First Northern intends to hold the life insurance policies until the participants' death, BOLI interest income is not taxable. In additon, First Northern moved its indirect automobile loan portfolio to FNII at the beginning of the second quarter of 1998, which has reduced state franchise taxes. In March 1999, First Northern has moved approximately $56.3 million in mortgage loan participations to FNII to further reduce its state franchise tax.


Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of First Northern's consolidated income tax group except FNII, which is located in Nevada. Presently the income of FNII is only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax. The proposed Wisconsin 1999-2001 State Budget Bill contained a proposal for the adoption of combined corporate reporting in Wisconsin beginning in the Year 2000.
This provision would have eliminated the benefit of having FNII located in Nevada however; this provision of the State Budget Bill has been eliminated. If the state legislature would reinstate the proposal, then substantially all of the income of all of the members of First Northern's consolidated federal income tax group, including FNII, will be subject to Wisconsin corporate franchise tax.

                LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Historically, federal regulations have required the Savings Bank to maintain a minimum percentage of liquid assets to net withdrawable accounts plus short-term borrowings. The required percentage (liquidity ratio) has varied from time to time based upon economic conditions and deposit flows.
The liquidity ratio is set by the Office of Thrift Supervision ("OTS") and it is currently 4% of average of net withdrawable accounts plus short-term borrowings payable on demand or in one year or less during the current calendar quarter. In general, liquid assets, for the purposes of calculating the liquidity ratio, include cash, certain time deposits, and U.S. government and agency obligations. The Savings Bank has historically maintained a liquidity ratio that exceeds the OTS requirement. The Savings Bank's quarterly average liquidity ratio at June 30, 1999, was 5.53%. At December 31, 1998, when the Savings Bank calculated its liquidity according to the regulation then in effect, its monthly average liquidity ratio was 5.49%. The slight improvement in the liquidity ratio at June 30, 1999, is mainly attributable to a broader definition for liquid assets. The Savings Bank believes that its maintenance of excess liquidity, above the 4% federally required liquidity ratio, is an appropriate strategy to aid in proper asset/liability management.

Liquidity management is both a daily and long-term responsibility of management. The Savings Bank adjusts its investments in liquid assets based upon management's assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits; and
(iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits and other short-term government and agency obligations. When the Savings Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB of Chicago or other sources. The FHLB of Chicago limits advances to member institutions to an aggregate amount no to exceed 35% of the member institution's total assets. Wisconsin law permits First Northern, without the prior written approval of the Wisconsin Department of Financial Institutions --- Division of Savings Institutions, to borrow an aggregate amount not to exceed 50% of its total assets.

CAPITAL RESOURCES AND REGULATORY INFORMATION

First Northern's net worth to total assets ratio at June 30, 1999, for State of Wisconsin regulatory requirements was 9.91% or 3.91% over the Wisconsin minimum legal requirement of 6.00% of total assets established by the Division of Savings Institutions of the Department of Financial Institutions, which regulates First Northern. The OTS capital rules require savings associations to meet three separate capital standards: (i) Tangible capital equal to 1.5% of adjusted total assets; (ii) Core capital equal to 3% of adjusted total assets; and (iii) Risk-based capital equal to 8.0% of the value of risk weighted assets.

As of June 30, 1999, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework from prompt corrective action. To be categorized as well capitalized the Savings Bank must maintain minimum tangible, core and risk based ratios as set forth in the table. As a state-charted savings institution, the Savings Bank is also subject to a minimum capital requirement of the State of Wisconsin. Management believes, as of June 30, 1999, that the Savings Bank exceeds all capital adequacy requirements to which it is subject. There are no conditions or events since that notification that management believes have changed the Savings Bank's categorization as well capitalized.

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

                                                                  To Be Well
                                           Minimum Required   Capitalized Under
                                             For Capital       Prompt Corrective
                               Actual      Adequacy Purposes  Action Provisions

                          Amount   Ratio   Amount    Ratio     Amount    Ratio

                                          (Dollars in Thousands)
As of June 30, 1999:
Tangible Capital          $70,381   9.29%   $11,369   1.50%    $37,897   5.00%
  (to Tangible Assets)
Core Capital               70,381   9.29%    30,318   4.00%     45,477   6.00%
  (to Tangible Assets)
Risk-Based Capital         74,038  15.01%    39,469   8.00%     49,337  10.00%
  (to Risk-Weighted Assets)
State of Wisconsin Capital 75,262   9.91%    45,584   6.00%       N/A     N/A
  (to Total Assets)

As of December 31, 1998:
Tangible Capital          $68,524   9.55%   $10,761   1.50%    $35,872   5.00%
  (to Tangible Assets)
Core Capital               68,524   9.55%    28,697   4.00%     43,046   6.00%
  (to Tangible Assets)
Risk-Based Capital         72,054  15.74%    36,620   8.00%     45,775  10.00%
  (to Risk-Weighted Assets)
State of Wisconsin Capital 73,413  10.20%    43,181   6.00%       N/A     N/A
  (to Total Assets)


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        See item 7A. Quantitative and Qualitative Disclosures about Market Risk in 1998 Form 10-K.


                     PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

        At First Northern's Annual Meeting of Stockholders held on April 28, 1999, all of the Board of Directors' nominees named in the tabulation of votes below were elected as directors, by the votes cast for and withheld with respect to each nominee indicated, to serve for a three year term for the class of directors whose terms expire in 2002. There was no solicitation in opposition to the nominees proposed in the Proxy Statement and there were no abstentions or broker non-votes with respect to the election of directors.

                     Name                          For          Withheld
        Directors with terms expiring in 2002
           Howard M. Frankenthal                7,278,942        254,075
           Richard C. Smits                     7,303,759        252,858

        Messrs. Thomas J. Lopina, Sr. and Robert B. Olson terms as directors continue until 2000. Messrs. Michael D. Meeuwsen and J. Gus Swoboda terms as directors continue until 2001.

        The First Northern 1999 Stock Plan was approved by the stockholders at the annual meeting by a vote of 4,928,442 for such approval, 1,214,093 against such approval and 82,159 abstentions. There were 173,993 broker non-votes with respect to such approval. Further information concerning these matters is contained in Proxy Statement/1998 Form 10-K Annual report with respect to First Northern's 1999 Annual Meeting of Stockholders.


Item 6. Exhibits and Reports on Form 8-K.

        a) Exhibits:
           See Exhibit Index following the signature page of this report, which is incorporated herein by reference.

        b) Reports on Form 8-K:
           No Form 8-K was filed during the quarter for which this report is filed.

                                  SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FIRST NORTHERN CAPITAL CORP.
                                            ----------------------------
                                                     (Registrant)




Date:      August 13, 1999                   /s/Rick B. Colberg
        ---------------------               -----------------------------
                                              Rick B. Colberg
                                              Vice President and Chief
                                              Financial Officer
                                               (Mr. Colberg is also duly
                                                authorized to sign on
                                                behalf of registrant)

                          FIRST NORTHERN CAPITAL CORP
                              (the "Registrant")

                          Commission File No. 0-27982

                                   * * * *
                                EXHIBIT INDEX

                                     TO

                    SECOND QUARTER 1999 REPORT ON FORM 10-Q

Exhibit                                Incorporated Herein   Filed or Submitted
Number                Description        By Reference To          Herewith
11.1   Statement regarding computation
       of per share earnings                                         X

27.1   Financial Data Schedule, which is
       submitted electronically to the
       Securities and Exchange Commission
       for information only and not filed                            X


                                                                    Exhibit 11.1



                           First Northern Capital Corp.
                   Computation of Net Income Per Common Share



                                      Three Months Ended     Six Months Ended
                                            June 30               June 30
                                       1999        1998      1999        1998

BASIC:
Weighted average common shares
  outstanding during each period     8,733,146  8,893,787   8,762,082  8,900,048
                                     =========  =========   =========  =========
DILUTED:
Weighted average common shares
  outstanding during each period     8,733,146  8,893,787   8,762,082  8,900,048
Incremental shares relating to:
  dilutive stock options outstanding
    at end of each period (1)          167,887    257,836     181,287    260,122
                                     ---------  ---------   ---------  ---------
                                     8,901,033  9,151,623   8,943,369  9,160,170
                                     =========  =========   =========  =========

NET INCOME FOR EACH PERIOD          $1,874,785 $1,730,089  $3,666,125 $3,359,501
                                    ========== ==========  ========== ==========

PER COMMON SHARE AMOUNTS:
  Basic net income                       $0.21      $0.19       $0.42      $0.38
                                         =====      =====       =====      =====

  Diluted net income                     $0.21      $0.19       $0.41      $0.37
                                         =====      =====       =====      =====

--------------------------------------------------

Notes:
(1)   Based on treasury stock method using average market price.