Form 10-Q
period 1999-09-30
FIRST NORTHERN CAPITAL CORP
filed 1999-11-15
CIK 1002213

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

| X |      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1999
OR

|     |      Transition report pursuant to Section 13 or 15(d) of  the Securities Exchange Act of 1934

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

Yes	X	No

The number of shares outstanding of the issuer's common stock $1.00 par value per share, was 8,651,459 shares, at October 30, 1999.

INDEX

PART 1 FINANCIAL INFORMATION

Item 1.	Financial Statements	Page No.

	Unaudited Consolidated Statements of Financial
	Condition as of September 30, 1999
	and December 31, 1998	3

	Unaudited Consolidated Statements of Income
	for the Three Months Ended
	September 30, 1999 and September 30, 1998	4

	Unaudited Consolidated Statements of Income
	for the Nine Months Ended
	September 30, 1999 and September 30, 1998	5

	Unaudited Consolidated Statements of
	Changes in Stockholders' Equity
	for the Nine Months Ended
	September 30, 1999 and September 30, 1998	6

	Unaudited Consolidated Statements of Cash
	Flows for the Nine Months Ended
	September 30, 1999 and September 30, 1998	7

	Notes to Unaudited Consolidated
	Financial Statements	8 - 11

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	12 28

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	29

PART II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	29

Signatures		30

2

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 1999		December 31, 1998
	(In Thousands)
Assets

Cash	$ 5,447	$ 6,350
Interest-earning deposits	675	861

CASH AND CASH EQUIVALENTS	6,122	7,211

Securities available-for-sale, at fair value
Investment securities	9,385	9,205
Mortgage-related securities	5,737	996
Securities held-to-maturity
Investment securities
(estimated fair value of $24,635,000 - 1999; $23,935,000 - 1998)	25,038	23,741
Mortgage-related securities
(estimated fair value of $10,774,000 - 1999; $11,594,000 - 1998)	10,812	11,522
Loans held for sale	1,367	3,075
Loans receivable	709,220	631,739
Accrued interest receivable	4,151	3,686
Foreclosed properties and repossessed assets	55	106
Office properties and equipment	7,572	7,573
Federal Home Loan Bank stock	7,750	5,250
Life insurance policies	13,278	12,514
Prepaid expense and other assets	3,782	3,095

	$804,269	$719,713

Liabilities

Deposits	$558,582	$542,372
Borrowings	152,087	91,977
Advance payments by borrowers for taxes and insurance	10,731	3,433
Other liabilities	5,684	5,838

TOTAL LIABILITIES	727,084	643,620

Stockholders' Equity

Cumulative preferred stock, $1 par value; 10,000,000
shares authorized; none outstanding
Common stock, $1 par value; 30,000,000 shares authorized;
shares issued: 9,134,735 - 1999 and 1998
shares outstanding: 8,658,959 - 1999; 8,764,945 - 1998	9,135	9,135
Additional paid-in capital	8,835	9,126
Accumulated other comprehensive income	597	960
Treasury stock at cost (475,776 shares - 1999; 369,790 shares - 1998)	(4,891)	(3,710)
Retained earnings	63,509	60,582

TOTAL STOCKHOLDERS' EQUITY	77,185	76,093

	$804,269	$719,713

                                                See Notes to Unaudited Consolidated Financial Statements.

3

FIRST NORTHERN CAPITAL CORP.
AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		Three Months Ended
September 30
	1999	1998
	(In Thousands,
	Except Per Share Amounts)

Interest income:
Loans	$12,580	$11,825
Investment securities	594	581
Interest-earning deposits	18	50
Mortgage-related securities	254	145

TOTAL INTEREST INCOME	13,446	12,601
Interest expense:
Deposits	5,875	5,954
Borrowings	1,915	1,434
Advance payments by borrowers for taxes and insurance	53	50

TOTAL INTEREST EXPENSE	7,843	7,438

NET INTEREST INCOME	5,603	5,163
Provision for loan losses	102	105
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,501	5,058

Non-interest income:
Fees on serviced loans	48	56
Loan fees and service charges	63	70
Deposit account service charges	362	343
Insurance commissions	92	61
Gains on sales of loans	46	202
Other	384	315

TOTAL NON-INTEREST INCOME	995	1,047

Non-interest expense:
Compensation, payroll taxes and other employee benefits	2,066	1,892
Federal insurance premiums	79	76
Occupancy	265	210
Data processing	441	361
Furniture and equipment	98	119
Telephone and postage	101	101
Marketing	117	100
Other	550	552

TOTAL NON-INTEREST EXPENSE	3,717	3,411

INCOME BEFORE INCOME TAXES	2,779	2,694
Income taxes	892	920

NET INCOME	$ 1,887	$ 1,774

BASIC NET INCOME PER SHARE	$0.22	$0.20

DILUTED NET INCOME PER SHARE	$0.21	$0.20

CASH DIVIDENDS PAID PER SHARE	$0.10	$0.09
See Notes to Unaudited Consolidated Financial Statements.

4

FIRST NORTHERN CAPITAL CORP.
AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30
	1999	1998
	(In Thousands,
	Except Per Share Amounts)

Interest income:
Loans	$ 36,258	$ 34,851
Investment securities	1,698	1,582
Interest-earning deposits	59	92
Mortgage-related securities	649	472

TOTAL INTEREST INCOME	38,664	36,997
Interest expense:
Deposits	17,381	17,234
Borrowings	4,702	4,328
Advance payments by borrowers for taxes and insurance	95	91

TOTAL INTEREST EXPENSE	22,178	21,653

NET INTEREST INCOME	16,486	15,344
Provision for loan losses	276	315
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,210	15,029

Non-interest income:
Fees on serviced loans	129	156
Loan fees and service charges	180	206
Deposit account service charges	1,014	958
Insurance commissions	253	230
Gains on sales of loans	354	656
Other	1,018	921

TOTAL NON-INTEREST INCOME	2,948	3,127

Non-interest expense:
Compensation, payroll taxes and other employee benefits	5,884	5,563
Federal insurance premiums	239	227
Occupancy	715	658
Data processing	1,231	1,096
Furniture and equipment	298	347
Telephone and postage	322	337
Marketing	331	337
Other	1,853	1,732

TOTAL NON-INTEREST EXPENSE	10,873	10,297

INCOME BEFORE INCOME TAXES	8,285	7,859
Income taxes	2,732	2,726

NET INCOME	$ 5,553	$ 5,133

BASIC NET INCOME PER SHARE	$0.64	$0.58

DILUTED NET INCOME PER SHARE	$0.62	$0.56

CASH DIVIDENDS PAID PER SHARE	$0.30	$0.27
See Notes to Unaudited Consolidated Financial Statements.

5

FIRST NORTHERN CAPITAL CORP.
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
    EQUITY

Accumulated
Additional	Other-
Common	Paid-In	Comprehensive	Treasury	Retained
Stock	Capital	Income	Stock	Earnings	Total

Stock

(In Thousands)
For the Nine Months Ended September 30, 1999

Balance at January 1, 1999	$9,135	$9,126	$ 960	$(3,710)	$60,582	$76,093
Comprehensive income:
Net income	5,553	5,553
Other Comprehensive Income:
Change in net unrealized gains
on securities available-for-
sale, net of income taxes	(363)	(363)
Total comprehensive income	5,190

Cash dividends ($.30 per share)	(2,626)	(2,626)
Purchase of treasury stock	(1,676)	(1,676)
Exercise of stock options	-	(291)	-	495	-	204

Balance at September 30, 1999	$9,135	$8,835	$ 597	$(4,891)	$63,509	$77,185

For the Nine Months Ended September 30, 1998

Balance at January 1, 1998	$9,136	$9,438	$614	$(2,316)	$56,945	$73,817
Comprehensive income:
Net income	5,133	5,133
Other Comprehensive Income:
Change in net unrealized gains
on securities available-for-
sale, net of income taxes	155	155
Total comprehensive income	5,288

Cash dividends ($.27 per share)	(2,401)	(2,401)
Retirement of common stock	(1)	(17)	(18)
Purchase of treasury stock	(1,912)	(1,912)
Exercise of stock options	-	(295)	-	939	-	644

Balance at September 30, 1998	$9,135	$ 9,126	$769	$(3,289)	$59,677	$75,418

See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine Months Ended
		September 30
	1999	1998
	(In Thousands)
OPERATING ACTIVITIES:
Net income	$ 5,553	$ 5,133
Adjustments to reconcile net income to cash provided
by operating activities:
Provision for losses on loans	276	315
Provision for depreciation and amortization	687	641
Gains on sales of loans	(354)	(656)
Loans originated for sale	(18,952)	(42,532)
Proceeds from loan sales	21,014	41,372
Increase in interest receivable	(465)	(81)
Increase (decrease) in interest payable	(275)	436
Other	(1,363)	(1,063)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,121	3,565

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	9,146	9,169
Purchases of investment securities	(10,952)	(15,286)
Principal repayments of mortgage-related securities	2,253	2,439
Purchases of mortgage-related securities	(6,435)
Net increase in loans receivable	(77,831)	(24,919)
Purchases of office properties and equipment	(686)	(297)
Purchase of Federal Home Loan Bank stock	(2,500)	-

NET CASH USED BY INVESTING ACTIVITIES	(87,005)	(28,894)

FINANCING ACTIVITIES:
Net increase in deposits	16,485	42,207
Net increase (decrease) in short-term borrowings	35,113	(26,454)
Proceeds from long term borrowings	48,225	33,675
Repayments of long term borrowings	(23,228)	(14,000)
Maturity of security sold under agreement to repurchase		(400)
Cash dividend paid	(2,626)	(2 401)
Purchase of treasury stock	(1,676)	(1,912)
Retirement of common stock		(18)
Proceeds from exercise of stock options	204	644
Net increase in advance payments by borrowers for taxes and insurance	7,298	6,198

NET CASH PROVIDED BY FINANCING ACTIVITIES	79,795	37,539

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,089)	12,210
Cash and cash equivalents at beginning of period	7,211	964

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 6,122	$ 13,174

Supplemental Information to the Statement of Cash Flows:

Interest credited and paid on deposits	$17,105	$16,882

Interest paid on borrowings	4,474	4,293

Payments for federal and state income taxes	2,660	3,125

Loans transferred to foreclosed properties and repossessed assets	177	299

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
  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of First Northern, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statement of Changes in Stockholders' Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at September 30, 1999 and December 31, 1998, the results of their income for the three and nine months ended September 30, 1999 and 1998, the changes in stockholders' equity for the nine months ended September 30, 1999 and 1998, and their cash flows for the nine months ended September 30, 1999 and 1998. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with First Northern's 1998 Annual Report on Form 10-K. Operating results for the three or nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

  Securities Available-for-Sale

  The amortized cost and estimated fair values of securities available-for-sale are as follows:

Gross	Gross
Amortized	Unrealized	Unrealized	Estimated
Cost	Gains	Losses	Fair Value
(In Thousands)
At September 30, 1999:
Asset Management Funds	$ 556	$ (12)	$ 544
Federal Home Loan Mortgage
Corporation stock	33	$1,215	1,248
Northwest Equities
Corporation stock	111	(1)	110
U.S. government and
agency securities	7,534	18	(69)	7,483
8,234	1,233	(82)	9,385
Mortgage-related securities	5,894	-	(157)	5,737

$14,128	$1,233	$(239)	$15,122

At December 31, 1998:
Asset Management Funds	$ 535	$(2)	$533
Federal Home Loan Mortgage
Corporation stock	33	$1,514	1,547
U.S. government and
agency securities	7,041	88	(4)	7,125
7,609	1,602	(6)	9,205
Mortgage-related securities	998	-	(2)	996

$8,607	$1,602	$(8)	$10,201

  At September 30, 1999, the U.S. government and agency securities available-for-sale have the following maturities:

	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)

Due in one year or less	$4,549	$4,567
Due after one year through 5 years	2,985	2,916

	$7,534	$7,483

  Securities Held-to-Maturity

  The amortized cost and estimated fair values of investment securities held-to-maturity, which consist of U.S. government and agency securities, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)

At September 30, 1999	$25,038	$24	$(427)	$24,635

At December 31, 1998	$23,741	$205	$(11)	$23,935
  At September 30, 1999, these investment securities have the following maturities:

	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)

Due in one year or less	$ 4,955	$ 4,964
Due after one year through 5 years	17,430	17,184
Due after 5 years through 10 years	2,653	2,487

	$25,038	$24,635
  The amortized cost and estimated fair values of mortgage-related securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)

At September 30, 1999:
Federal Home Loan
Mortgage Corporation	$ 6,574	$21	$(44)	$ 6,551
Federal National
Mortgage Association	4,238	7	(22)	4,223

	$10,812	$28	$(66)	$10,774

At December 31, 1998:
Federal Home Loan
Mortgage Corporation	$ 7,347	$61		$ 7,408
Federal National
Mortgage Association	4,175	19	$(8)	4,186

	$11,522	$80	$(8)	$11,594
  Loans Receivable

  Loans receivable consist of the following:

	September 30	December 31
	1999	1998
	(In Thousands)

First mortgage loans:
One to four family residential	$451,164	$416,974
Five or more family residential	32,114	32,013
Commercial real estate	12,487	7,546
Construction-residential	35,975	25,467
Construction-commercial	7,248	4,470
Other	3,829	3,129
	542,817	489,599

Consumer loans:
Consumer	20,765	18,416
Second mortgage	75,677	66,426
Automobile	92,242	73,502
	188,684	158,344

Commercial loans	3,316	-
	734,817	647,943

Less:
Undisbursed loan proceeds	21,206	11,750
Allowance for losses	3,734	3,531
Unearned loan fees	657	923
	25,597	16,204

	$709,220	$631,739

  The weighted average number of shares outstanding, including common stock equivalents, for the three months ended September 30, 1999 and 1998 were 8,875,123 and 9,050,296 and for the nine months ended September 30, 1999 and 1998, were 8,920,362 and 9,112,521, respectively.
  Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentations
Item 2. Managements' Discussion and Analysis of Financial Condition and Results of

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

FINANCIAL CONDITION

BALANCE SHEET

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.1 million at September 30, 1999, as compared to December 31, 1998, primarily because the September 30th reporting period did not end on a Friday. Customers tend to increase deposits to their demand deposit accounts on a Friday or near a holiday and if the Friday or holiday is the end of a reporting period, it will increase cash. Any cash that is not immediately needed to fund loans or operations is invested in overnight interest-earning deposits or used to repay short-term borrowings.

Securities Available-for-Sale. Investment securities available-for-sale increased $0.2 million as of September 30, 1999, as compared to December 31, 1998, primarily as the result of the reinvestment of maturing securities and the interest earnings on securities being reinvested, partially offset by decreased market value. (See Notes to Unaudited Consolidated Financial Statements--3. Securities Available-for-Sale)

Mortgage-related securities available-for-sale increased $4.7 million at September 30, 1999, as compared to December 31, 1998, as a result of purchases of additional mortgage-related securities.

Securities Held-to-Maturity. Investment securities held-to-maturity increased $1.3 million primarily as a result of purchases of U.S. Government and agency securities.

Mortgage-related securities held-to-maturity decreased $0.7 million as a result of payments on the underlying mortgage loans that are the collateral for mortgage-related securities.

Loans Held for Sale. At September 30, 1999, First Northern had $1.4 million of fixed interest rate mortgage and education loans classified as held for sale as compared to $3.1 million at December 31, 1998. The decrease in fixed interest rate mortgage loan originations is the primary reason for the decrease in loans held for sale. First Northern sells most of its thirty (30) year fixed interest rate mortgage loans and all of its education loans. The majority of fifteen (15) year and twenty (20) year fixed interest rate mortgage loan originations are retained in First Northern's loan portfolio.

Loans Receivable. Loans receivable increased $77.5 million at September 30, 1999, as compared to December 31, 1998, as a result of: (i) mortgage loan originations and purchases; (ii) reduced prepayments or refinancing of mortgage loans; (iii) increased automobile and second mortgage loan originations; and (iv) the initiation of a commercial lending program in the second quarter of 1999. Loan originations and purchases are as follows:

LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended		Nine Months Ended
	September 30			September 30
	1999	1998	1999	1998
	(In Thousands)			(In Thousands)

Mortgage loans originated and purchased:
Construction	$ 10,109	$13,091	$ 39,752	$ 30,891
Loans on existing property	28,356	13,752	55,428	44,547
Refinancing	9,080	27,038	56,406	90,232
Other loans	809	636	2,288	1,259
Total mortgage loans originated
and purchased	48,354	54,517	153,874	166,929

Consumer loans originated and purchased:
Consumer	3,185	2,530	9,635	8,479
Second mortgage	12,897	10,050	37,287	30,265
Automobile	23,260	12,307	55,529	36,296
Education	834	829	1,855	1,863

Total consumer loans originated and purchased	40,176	25,716	104,306	76,903
Commercial loans	767	-	3,654	-

Total loans originated and purchased	$ 89,297	$80,233	$261,834	$243,832

Mortgage loan originations and purchases decreased $6.2 million for the third quarter of 1999 and $13.1 million for the first nine months of 1999, as compared to the same periods in 1998, primarily as the result of decreased refinancing of existing First Northern mortgage loans. Construction mortgage loan originations decreased in the third quarter of 1999 as a result of increasing market interest rates on construction mortgage loans and the Federal Reserve's comments on rising interest rates. Construction mortgage loan originations increased for the nine months ended September 30, 1999, primarily as a result of increased construction activity within First Northern's market. Although total mortgage loan originations decreased for the third quarter of 1999 and for the first nine months of 1999, the mortgage loan portfolio outstanding increased $20.7 million (before deductions for undisbursed loan proceeds, allowance for loan losses and unearned loan fees) for the third quarter of 1999 and $53.2 million for the first nine months of 1999. The increased mortgage loan portfolio for both periods was primarily the result of: (i) increased adjustable interest mortgage loan originations; (ii) reduced prepayments of principal on outstanding loans; and (iii) reduced refinancing of existing mortgage loans, all of which, we believe, is attributable to the increase in interest rates on fixed interest rate mortgage loans.

First Northern added commercial banking services to its existing product lines in the second quarter of 1999. To manage the commercial banking department, First Northern hired a commercial loan manager with 20 years of commercial banking experience. At September 30, 1999, First Northern's commercial loan portfolio outstanding was at $3.3 million and management anticipates that this segment of its loan portfolio will continue to increase. Management believes commercial banking will assist First Northern to further increase its interest earning asset growth and to assist in its interest rate spread management.

Consumer loan originations and purchases increased $14.5 million in the third quarter of 1999 and $27.4 million for the first nine months of 1999 as compared to the same periods in 1998, primarily as the result of the increase in second mortgage loan originations and indirect automobile originations from SFC. Second mortgage originations have increased as a result of: (i) management's emphasis; (ii) increased marketing; and (iii) the use of an introductory interest rate for a line-of-credit product secured by a second mortgage. SFC increased its automobile originations by continued personalized service and competitive interest rates.

LOAN SALES

	Three Months Ended			Nine Months Ended
	September 30		September 30
	1999	1998	1999	1998
	(In Thousands)			(In Thousands)

Mortgage Loans	$2,280	$11,211	$18,672	$38,451
Education Loans	2	25	1,988	2,265

Total Loans Sold	$2,282	$11,236	$20,660	$40,716

Loans sold in the third quarter of 1999 and in the nine months ended September 30, 1999, as compared to the same periods in 1998, decreased as a result of the reduction in 30 year fixed interest rate mortgage loan originations. First Northern retains all adjustable interest rate mortgage loan originations in its portfolio; retains the majority of 15 and 20 year fixed interest rate mortgage loans; and sells most 30 year fixed interest rate mortgage loans in the secondary market. First Northern is contractually committed to sell its current education loan portfolio as well as, future originations.

Office Properties and Equipment. First Northern entered into an operating lease for approximately 14,000 square feet of office space in the third quarter of 1999. This office space centralized the loan servicing, origination processing, information systems, marketing and customer support services departments of the Savings Bank. The additional leased space is needed to accommodate growth in these areas. Total annual cost of this office space and its associated equipment is approximately $152,000 (after-tax).

Federal Home Loan Bank Stock. Stock in the Federal Home Loan Bank ("FHLB") increased $2.5 million to $7.75 million at September 30, 1999, as compared to $5.25 million at December 31, 1999. This increase in FHLB stock is the result of increased borrowings outstanding from the FHLB of Chicago. The FHLB requires member institutions to purchase one share of FHLB stock for every $20,000 of FHLB borrowings. The FHLB borrowings are secured by First Northern's 1-4 family residential mortgage loans.

Life Insurance Policies. Life insurance policies or bank owned life insurance ("BOLI") increased $0.7 million in the first nine months of 1999 as a result of the increased value of the policies. BOLI is long-term life insurance on the lives of certain current and past Savings Bank employees where the insurance policy benefits and ownership are retained by the Savings Bank. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the participant's death. Management believes this an effective method to help offset a portion of future employee benefit costs.

Deposits. Deposits increased $16.2 million for the first nine months of 1999 as a result of offering competitive interest rates and the acquisition of "jumbo" (certificates of deposit in excess of $100,000) deposits. Jumbo deposits consist of wholesale, retail and municipal deposits which at times, are a cheaper source of funds than retail deposits or borrowing. First Northern's total jumbo deposits were $50.2 million at September 30, 1999.

Borrowings. FHLB borrowings increased $60.1 million in the first nine months of 1999, primarily to fund purchases of investment securities and the growth of the loan portfolio. First Northern will borrow monies if borrowing is a less costly form of funding for loans and investments than the cost of acquiring deposits. First Northern anticipates that it will continue to utilize borrowings in 1999 if borrowings incrementally add to the overall profitability of the Company.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance ("escrow") increased $7.3 million at September 30, 1999, as compared to December 31, 1998. The increase in escrow dollars was the result of the increased number of loans with escrow accounts, and payments received for First Northern's customers escrow accounts.

Stockholders' Equity. First Northern paid a cash dividend of $0.10 per share on August 13, 1999, to stockholders of record on July 29, 1999. The increase of $0.01 per share represents an 11.1% increase over the third quarter of 1998 cash dividend of $0.09 per share.

On March 20, 1998, First Northern approved a third stock repurchase program to repurchase up to 446,101 shares (5% of total shares then outstanding) in the open market. These repurchased shares will be used to satisfy exercises of stock options. On March 19, 1999, the third stock repurchase program was extended to March 20, 2000, or until the authorized number of shares or dollar amount is used. At September 30, 1999, 339,200 shares had been purchased or committed to be purchased at an average price of $12.18 per share.

ASSET QUALITY

First Northern currently classifies any loan on which a payment is 90 days or more past due as non-performing. The following table summarizes non-performing loans and assets:

	NON-PERFORMING LOANS AND ASSETS
		At September 30 At December 31
	1999	1998
	(Dollars in Thousands)
Non-accrual mortgage loans	$633	$223
Non-accrual consumer loans	106	123

Total non-performing loans	739	346
Properties subject to foreclosure		68
Foreclosed properties and
repossessed assets	55	38

Total non-performing assets	$794	$452

Non-performing loans as a percent
of total loans	0.10%	0.05%

Non-performing assets as a percent
of total assets	0.10%	0.06%

Total non-performing loans increased as of September 30, 1999, as compared to December 31, 1998, primarily as a result of an increase in non-performing mortgage loans. Management believes non-performing loans and assets, expressed as a percentage of total loans and assets, are far below state and national averages for financial institutions. There are no material accruing loans which, at September 30, 1999, management has reason to believe will become non-performing or result in potential losses.

In addition, management believes that First Northern's allowance for loan losses are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review First Northern's allowances for losses on loans and real estate owned. Such agencies may require First Northern to recognize additions to the allowances based on the agencies' judgement of information available to them at the time of their examination.

All of First Northern's loans are domestic, meaning the loans are secured by real estate or other collateral located in the continental United States.

A summary of the allowance for losses is shown below.

	LOAN LOSS ALLOWANCE
	At and for the	At and for the
	Nine Months Ended	Year Ended
	September 30, 1999	December 31, 1998
	(Dollars in Thousands)
Mortgage Loans:
Balance at the beginning of the period	$1,813	$1,624
Provisions for the period	144	186
Charge-offs:
One-to-four family residential		(1)
Recoveries:
One to four family residential	-	4
Net recoveries	-	3

Balance at the end of the period	1,957	1,813

Consumer Loans:
Balance at the beginning of the period	1,718	1,553
Provisions for the period	38	234
Charge-offs:
Consumer	(63)	(47)
Automobile	(33)	(52)
Total charge-offs	(96)	(99)
Recoveries:
Consumer	9	7
Automobile	14	23
Total recoveries	23	30
Net charge-offs	(73)	(69)

Balance at the end of the period	1,683	1,718

Commercial Loans
Balance at the beginning of the period
Provisions for the period	94	-
Balance at the end of the period	94	-

Total loan loss allowances at the end of the period	$3,734	$3,531

Allowance as a percent of total loans	0.53%	0.56%

Allowance as a percent of non-performing loans	505.28%	1,020.52%

Allowance as a percent of total assets	0.46%	0.49%

Allowance as a percent of non-performing assets	470.28%	781.19%

IMPACT OF YEAR 2000

Historically, computer programs generally abbreviated dates by eliminating the century digits of the year. Many resources, such as software, hardware, telephones, voicemail, heating, ventilating and air conditioning, alarms, etc. ("systems") are affected. These systems were designed to assume a century value of "19" to save memory and disk space within their programs. In addition, many Systems use a value of "99" in a year or "99/99/99" in a date to indicate "no date" or "any date" or even a default expiration date. On September 9, 1999 ("9-9-99"), First Northern did not experience any problems with its systems.

As the Year 2000 approaches, this abbreviated date mechanism within Systems could disrupt operations at nearly every business, including First Northern, which relies heavily on computer systems for account and other record keeping functions. If the millennium issue were ignored, system failures or miscalculations could occur, causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar normal business activities. First Northern out-sources a majority of its mission critical computer functions to Fiserv, Inc. ("Fiserv"), a Brookfield, Wisconsin based financial service bureau. Because Year 2000 problems could affect Fiserv, and hence the Savings Bank through its relationship with Fiserv, the Savings Bank has been engaged in ongoing discussions and tests with Fiserv concerning potential Year 2000 problems. These discussions and tests have kept the Savings Bank abreast of Fiserv's progress in anticipating and avoiding Year 2000 problems that could affect First Northern's operations. At September 30, 1999, Fiserv has advised First Northern that it has fully tested and renovated its systems for Year 2000 issues. Client testing, in which First Northern participated on October 11, 1998 and February 7, 1999, revealed no unresolved issues.

Due to the interdependence of First Northern's systems with other third party systems, there are risks of specific service outages if these parties do not sufficiently secure their systems from Year 2000 issues. First Northern is corresponding with these vendors (besides Fiserv) regarding the Year 2000 status of their systems. In addition to internal testing, where possible, coordinated Year 2000 testing has and will continue to take place with the third party service providers that have systems interfaced with First Northern's systems. These third parties include, but are not limited to, telephone/data service providers, public utilities, the Federal Reserve Bank of Chicago, credit bureaus, credit card servicers, ATM networks, etc.

First Northern determined that it was required to modify or replace certain portions of its software and hardware so that its Systems will function properly with respect to dates on or after September 9th, 1999 ("9/9/99"). It is currently anticipated that these modifications and replacements will not exceed a total of $170,000 (pre-tax). At the end of September 1999, approximately $145,000 (pre-tax) has been spent on new equipment, software and miscellaneous expenses for Year 2000. In addition, First Northern anticipates lost opportunity costs will be incurred in the fourth quarter of 1999 as a result of increased availability of cash for year-end 1999. First Northern does not separately track the internal costs such as payroll for its information systems staff incurred for the Year 2000 project. First Northern presently believes that with these modifications and replacements, Year 2000 issues will not pose significant operational problems for its systems. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 could have an adverse impact on the operations of First Northern.

First Northern has currently completed the inventory, assessment and analysis, and renovation phases of its Year 2000 project. The testing and contingency planning phases for critical systems were primarily completed by the end of the first quarter of 1999. At September 30, 1999, the overall testing phase (including non-critical systems) is approximately 98% completed and the overall contingency planning phase (including non-critical systems) is approximately 97% completed.

Contingency Planning (developing backup procedures to be used in the event of unforeseen problems) is primarily focused on critical systems. This planning not only addresses systems issues, but also operational issues such as the cash needs of our customers.

Year 2000 Initiative
	Percent	Time
	Complete	Frame
Inventory and Assessment (list all systems affected by Y2K)	100%	11/97-04/98
Analysis (Document systems status for Y2K compliance)	100%	01/98-08/98
Renovation (upgrade non-compliant systems to be Y2K ready)	100%	03/98-06/99
Testing (Simulate operations with dates advanced beyond 01-10-2000)	98%	05/98-11/99
Contingency Planning (Develop backup plans for critical systems)	97%	06/98-11/99

Overall, First Northern estimates that 99% of the Year 2000 project has been completed as of September 30, 1999.

First Northern has used internal resources to reprogram, upgrade or replace and test its internal Systems. Internal resources have also been used to address Savings Financial Corporation ("SFC") systems, a partially owned subsidiary operating in Hales Corners, Wisconsin.

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

RESULTS OF OPERATIONS

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made since First Northern's investment portfolio does not contain tax-exempt securities. Average balances are derived from average daily balances. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability. The yields and rates for the nine months ended September 30, 1999 and 1998, have been annualized.

	Nine Months Ended September 30
	1999			1998
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets (1):
Mortgage loans	$492,100	$25,985	7.04%	$450,648	$24,913	7.37%
Consumer loans	169,525	10,091	7.94%	160,250	9,938	8.27%
Commercial loans	2,939	182	8.26%
Investment securities (2)	38,039	1,698	5.95%	34,087	1,582	6.19%
Interest-earning deposits	1,735	59	4.53%	2,301	92	5.33%
Mortgage-related securities (2)	14,250	649	6.07%	10,051	472	6.26%

TOTAL	718,588	38,664	7.17%.	657,337	36,997	7.50%

Interest-bearing liabilities:
Passbook accounts	70,275	1,042	1.98%	63,156	1,032	2.18%
NOW and variable rate insured
money market accounts	131,582	2,253	2.28%	116,627	2,155	2.46%
Time deposits	346,123	14,086	5.43%	322,892	14,047	5.80%
Advance payments by borrowers
for taxes and insurance	5,411	95	2.34%	5,225	91	2.32%
Borrowings	112,953	4,702	5.55%	98,576	4,328	5.85%

TOTAL	666,344	22,178	4.44%	606,476	21,653	4.76%

Net interest-earning assets balance
and interest rate spread	$ 52,244		2.73%	$ 50,861		2.74%

Average interest-earning assets, net
interest income and net yield on
average interest-earning assets	$718,588	$16,486	3.06%	$657,337	$15,344	3.11%

Average interest-earning assets to
interest-bearing liabilities	107.8%			108.4%

----------------------------

  For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding.
  For the purpose of these computations, the available-for-sale investment securities and mortgage-related securities are presented and yields calculated based upon the historical cost basis.

	Year Ended December 31
		1998
		Interest
	Average	Earned/	Yield/
	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets (1):
Mortgage loans	$456,977	$33,510	7.33%
Consumer loans	160,706	13,273	8.26%
Commercial loans
Investment securities (2)	34,828	2,138	6.14%
Interest-earning deposits	2,623	147	5.60%
Mortgage-related securities (2)	9,996	622	6.22%

TOTAL	655,130	49,690	7.47%

Interest-bearing liabilities:
Passbook accounts	63,643	1,364	2.14%
NOW and variable rate insured
money market accounts	117,944	2,927	2.48%
Time deposits	327,674	18,979	5.79%
Advance payments by borrowers
for taxes and insurance	6,680	155	2.32%
Borrowings	95,890	5,578	5.82%

TOTAL	611,831	29,003	4.74%

Net interest-earning assets balance
and interest rate spread	$ 53,299		2.73%

Average interest-earning assets, net
interest income and net yield on
average interest-earning assets	$665,130	$20,687	3.11%

Average interest-earning assets to
interest-bearing liabilities	108.7%

----------------------------

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

	Nine Month Ended September 30
	1999 vs 1998
	Increase(decrease) due to:
			Rate/
	Rate	Volume	Volume	Total
		(In Thousands)
Interest-earning assets:
Mortgage loans	$ (1,115)	$2,290	$(103)	$1,072
Consumer loans	(397)	573	(23)	153
Commercial loans			182	182
Investments securities	(61)	184	(7)	116
Interest-earning deposits	(14)	(22)	3	(33)
Mortgage-related securities	(14)	197	(6)	177

TOTAL	$(1,601)	$3,222	$ 46	1,667

Interest-bearing liabilities:
Passbook accounts	$ (95)	$ 116	$ (11)	10
NOW and variable rate
insured money market accounts	(157)	275	(20)	98
Time deposits	(896)	999	(64)	39
Advance payments by borrowers
for taxes and insurance	1	3		4
Borrowings	(222)	628	(32)	374

TOTAL	$ (1,369)	$2,021	$(127)	525

Net change in net interest income				$ 1,142

Year Ended December 31
1998 vs 1997
Increase(decrease) due to:
Rate/
Rate	Volume	Volume	Total
(In Thousands)
Interest-earning assets:
Mortgage loans	$(171)	$2,250	$(12)	$2,067
Consumer loans	(253)	1,018	(21)	744
Commercial loans
Investments securities	(55)	360	(11)	294
Interest-earning deposits	(2)	110	(6)	102
Mortgage-related securities	(16)	(99)	2	(113)

TOTAL	$(497)	$3,639	$(48)	3,094

Interest-bearing liabilities:
Passbook accounts	$(36)	$80	$ (2)	42
NOW and variable rate
insured money market accounts	63	320	8	391
Time deposits	215	1,171	14	1,400
Advance payments by borrowers
for taxes and insurance	5	1	6
Borrowings	(99)	788	(16)	673

TOTAL	$148	$2,360	$ 4	2,512

Net change in net interest income	$ 582

STATEMENTS OF INCOME

General. Net income increased 6.4% and 8.2% for the third quarter of 1999 and the first nine months of 1999 respectively, as compared to the same periods in 1998. This increase was primarily the result of increased interest-earning assets outstanding and a decrease in the Company's effective income tax rate.

Interest Income. Interest income on loans increased $755,000 for the third quarter of 1999 and $1,407,000 for the first nine months of 1999, as compared to the same periods in 1998 as a result of the increased dollar amount of mortgage, consumer and commercial loans outstanding. The average mortgage loans outstanding for the nine months ended September 30, 1998, increased 9.2% as compared to the same period in 1998 and average consumer loans outstanding increased 5.8%. Commercial loans, which were introduced to First Northern customers in the second quarter of 1999, had a balance outstanding as of September 30, 1999 of $3.3 million. Mortgage loan yields have decreased during the third quarter of 1999 and for the nine months ended September 30, 1999 as compared to the third quarter of 1998 and the first nine months of 1998 as a result of interest rates on new mortgage loan origination being less than the yield on the existing mortgage loan portfolio. See Financial Condition -- Balance Sheet--Loans Receivable.

Consumer loan yields also decreased during the third quarter of 1999 and the first nine months of 1999 as compared to the same periods in 1998 as a result of interest rates on originations and purchases being below the portfolio average interest rate.

Interest income on investment securities increased $13,000 and $116,000 for the third quarter of 1999 and for the nine months ended September 30, 1999 respectfully, as a result of the increase of $4.0 million in average investment securities outstanding. First Northern purchases investment securities when it incrementally adds to the overall profitability of the Company and to aid in its interest rate risk management. The average interest rates on investment securities decreased as a result of scheduled investment maturities, the call of certain securities and the proceeds being reinvested at interest rates below the portfolio average interest rate.

Interest income on interest-earning deposits decreased in the third quarter of 1999 and for the nine months ended September 30, 1999, as a result of the decrease in the average interest rate earned on short-term and overnight deposits and a decrease in average dollars outstanding.

Interest income on mortgage-related securities increased $109,000 for the three months ended September 30, 1999, and $177,000 for the nine months ended September 30, 1999, as a result of increased mortgage-related securities outstanding.

Interest Expense. Interest expense on deposits decreased $79,000 in the third quarter of 1999 as a result of the reduced cost of deposits and increased $147,000 in the first nine months of 1999 as a result of increased deposits outstanding. First Northern has utilized various time deposit terms and "special" interest rates on various time deposit terms to attract new deposits. In addition, the Savings Bank has acquired jumbo deposits to aid its deposit growth (See Financial Condition - Balance Sheet - Deposits). The average cost of deposits decreased as a result of overall market interest rates being less than the interest rates on maturing deposits and new deposits being at an interest rate below the average cost of the deposit portfolio.

Interest expense on borrowings increased $481,000 in the third quarter of 1999 and $374,000 for the nine months ended September 30, 1999, as compared to the same periods in 1998. The increase in borrowing expense was the result of increased average borrowings outstanding. First Northern's growth in interest-earning assets outpaced the growth in deposits necessitating an increase in borrowings.

First Northern anticipates it will continue to emphasize growth in interest-earning assets and will fund a portion of this growth with borrowings if it incrementally adds to the profitability of the Company. First Northern primarily borrows from the Federal Home Loan Bank of Chicago and staggers the borrowings' maturities from overnight to 9 years.

Provision for Loan Losses. First Northern increased its general loan loss allowances in the third quarter of 1999 and the first nine months of 1999 as a result of changes within the composition of the loan portfolio and growth in the loan portfolio. The loan loss allowance as of September 30, 1999, was $3,734,000 or .53% of total loans and 505.28% of non-performing loans.

Management believes that the current loan loss allowance is adequate; however, the adequacy of the loan loss allowance is reviewed as historical loan loss experience changes, the size and composition of the loan portfolio changes, changes occur in the general economy and as may otherwise be deemed necessary.

Non-Interest Income. Fees on serviced loans for the third quarter of 1999 and the first nine months of 1999 decreased primarily as a result of the amortization of the mortgage servicing asset in accordance with generally accepted accounting principles. As the principal of a mortgage loan which was sold (with servicing retained), repays or prepays, the mortgage servicing asset is reduced and netted from fees on serviced loans, thereby reducing the income on the serviced loans. First Northern's mortgage loan servicing asset at September 30, 1999 was $650,000.

Loan fees and service charges decreased in the third quarter of 1999 and for the nine months ended September 30, 1999, primarily as the result of decreased loan origination fees on mortgage loans and decreased late charges on automobiles loans.

Deposit account service charges increased $19,000 in the third quarter of 1999 and $56,000 in the first nine months of 1999 as compared to the same periods in 1998 primarily as a result of debit card fee income and income from the sale of checks to checking customers. Each time First Northern's debit card is used, a fee, which varies with each merchant, is paid to the Savings Bank by the debit card company. The Savings Bank promotes the use of its debit card by direct mail.

Insurance commissions increased $31,000 in the third quarter of 1999 and $23,000 for the first nine months of 1999. The increases were the result of First Northern receiving insurance bonuses after achieving predetermined thresholds. If First Northern obtains a predetermined threshold of insurance sales and insurance losses are below another threshold, insurance bonuses are earned. In 1998, First Northern insurance losses exceeded the threshold and the level of insurance bonuses were reduced.

Gains on sales of loans decreased substantially in the third quarter of 1999 and for the nine months ended September 30, 1999, as compared to the same periods in 1998, as a result of reduced loan sales. Loan sales decreased as a result of reduced 30 year fixed interest rate mortgage loan originations, which First Northern sells in the secondary market. (See Financial Condition -- Balance Sheet -- Loans Receivable.)

Other non-interest income increased $69,000 in the third quarter of 1999 and $97,000 in the first nine months of 1999 primarily as a result of BOLI and interest on officers' life insurance.

Non-Interest Expense. Compensation expense increased $174,000 in the third quarter of 1999 and $321,000 in the first nine months of 1999 as a result of increased salaries, education and training costs, and employee benefit costs.

Occupancy expense increased $55,000 in the third quarter of 1999 and $57,000 for the first nine months of 1999 as a result of the Savings Bank's rental of approximately 14,000 square feet of additional office space in downtown Green Bay. This office space rental began in the third quarter of 1999. (See Financial Condition--Balance Sheet--Office Properties and Equipment)

Data processing expense increased $80,000 in the three months ended September 30, 1999 and $135,000 in the first nine months of 1999 as a result of: (i) a third quarter write-off of PC computers that were upgraded to accommodate new teller based software, (ii) increased service bureau expense; (iii) depreciation of the PC based teller system; and (iv) the cost of data processing supplies.

Furniture and equipment expense decreased $21,000 in the third quarter of 1999 and $49,000 in the first nine months of 1999 primarily as a result of a decrease in the cost of furniture and equipment service contracts and depreciation expense. Service contract expense decreased as a result of placing furniture and equipment under an insurance service agreement thereby eliminating individual service contracts.

Marketing expense increased $17,000 for the three months ended September 30, 1999 and decreased $6,000 for the nine months ended September 30, 1999. The third quarter increase was the result of increased marketing of loan and deposit products. The decrease for the nine months ended September 30, 1999, is primarily the result of the timing of marketing expenses. It is anticipated that marketing expense will increase in the fourth quarter of 1999 as compared to the third quarter of 1999.

Other expenses decreased $2,000 in the third quarter of 1999 and increased $121,000 in the first nine months of 1999. The increase in the first nine months of 1999 was primarily the result of increased costs associated with the operations of SFC, professional fees, debit card costs and the reversal by PECFA (the Petroleum Environmental Cleanup Fund) of a reimbursement, in the amount of $53,700, for environmental clean-up costs of a lot at a subdivision owned by GNFSC.

Income Taxes. The effective income tax rate for the third quarter of 1999 was 32.1% as compared to 34.2% for the third quarter of 1998 and 33.0% for the nine months ended September 30, 1999, as compared to 34.7% for the same period in 1998. The decrease in the effective income tax rate was the result of the purchase of BOLI and an increase in the earnings of FNII, which is not subject to state income taxes. Since First Northern intends to hold the life insurance policies until the participants' death, BOLI interest income is not taxable. In addition, First Northern moved its indirect automobile loan portfolio to FNII at the beginning of the second quarter of 1998, which has reduced state franchise taxes. In March 1999, First Northern moved approximately $56.3 million in mortgage loan participations to FNII to further reduce its state franchise tax.

RECENT DEVELOPMENTS

Legislation. The financial modernization bill under consideration by Congress could significantly alter the environment in which First Northern and the Savings Bank operate. In its current form, the financial modernization bill will tear down the former artificial statutory barriers between financial institutions, insurance companies, and investment firms and thereby increase competition among such entities. In addition, the financial modernization bill will prevent the sale of unitary thrift holding companies, such as First Northern, to commercial companies. Finally, the financial modernization bill will place additional obligations on First Northern and the Savings Bank in the areas of customer privacy, CRA-related agreements, and the operation of ATMs.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Historically, federal regulations have required the Savings Bank to maintain a minimum percentage of liquid assets to net withdrawable accounts plus short-term borrowings. The required percentage (liquidity ratio) has varied from time to time based upon economic conditions and deposit flows. The liquidity ratio is set by the Office of Thrift Supervision ("OTS") and it is currently 4% of average of net withdrawable accounts plus short-term borrowings payable on demand or in one year or less during the current calendar quarter. In general, liquid assets, for the purposes of calculating the liquidity ratio, include cash, certain time deposits, and U.S. government and agency obligations. The Savings Bank has historically maintained a liquidity ratio that exceeds the OTS requirement. The Savings Bank's quarterly average liquidity ratio at September 30, 1999, was 5.47%. At December 31, 1998, when the Savings Bank calculated its liquidity according to the regulation then in effect, its monthly average liquidity ratio was 5.49%. The slight decrease in the liquidity ratio at September 30, 1999, is mainly attributable to the growth in the loan portfolio. The Savings Bank believes that its maintenance of excess liquidity, above the 4% federally required liquidity ratio, is an appropriate strategy to aid in proper asset/liability management.

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

CAPITAL RESOURCES AND REGULATORY INFORMATION

First Northern's net worth to total assets ratio at September 30, 1999, for State of Wisconsin regulatory requirements was 9.46% or 3.46% over the Wisconsin minimum legal requirement of 6.00% of total assets established by the Division of Savings Institutions of the Department of Financial Institutions, which regulates First Northern. The OTS capital rules require savings associations to meet three separate capital standards: (i) Tangible capital equal to 1.5% of adjusted total assets; (ii) Core capital equal to 3% of adjusted total assets; and (iii) Risk-based capital equal to 8.0% of the value of risk weighted assets.

As of September 30, 1999, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework from prompt corrective action. To be categorized as well capitalized the Savings Bank must maintain minimum tangible, core and risk based ratios as set forth in the following table. As a state-charted savings institution, the Savings Bank is also subject to a minimum capital requirement of the State of Wisconsin. Management believes that, at September 30, 1999, the Savings Bank exceeded all capital adequacy requirements to which it is subject. There are no conditions or events since that notification that management believes have changed the Savings Bank's categorization as well capitalized.

The Savings Bank's required and actual capital amounts and ratios are presented in the following table.

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 1999:
Tangible Capital	$71,519	8.90%	$12,059	1.50%	$40,196	5.00%
(to Tangible Assets)
Core Capital	71,519	8.90%	32,157	4.00%	48,235	6.00%
(to Tangible Assets)
Risk-Based Capital	75,253	14.27%	42,194	8.00%	52,743	10.00%
(to Risk-Weighted Assets)
State of Wisconsin Capital	76,202	9.46%	48,325	6.00%	N/A	N/A
(to Total Assets)

As of December 31, 1998:
Tangible Capital	$68,524	9.55%	$10,761	1.50%	$35,872	5.00%
(to Tangible Assets)
Core Capital	68,524	9.55%	28,697	4.00%	43,046	6.00%
(to Tangible Assets)
Risk-Based Capital	72,054	15.74%	36,620	8.00%	45,775	10.00%
(to Risk-Weighted Assets)
State of Wisconsin Capital	73,413	10.20%	43,181	6.00%	N/A	N/A
(to Total Assets)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See item 7A. Quantitative and Qualitative Disclosures about Market Risk in 1998 Form 10-K.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    Exhibits:

    See Exhibit Index following the signature page of this report, which is incorporated herein by reference.

    Reports on Form 8-K:
No Form 8-K was filed during the quarter for which this report is filed except for, a Form 8-K dated September 22, 1999, was filed on September 29, 1999, to report a change in First Northern's independent accountants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN CAPITAL CORP.

(Registrant)

Date: November 12, 1999 /s/Rick B. Colberg

Rick B. Colberg

Vice President and Chief Financial Officer

(Mr. Colberg is also duly authorized to

sign on behalf of registrant)

FIRST NORTHERN CAPITAL CORP

(the "Registrant")

Commission File No. 0-27982

* * * *

EXHIBIT INDEX

TO

THIRD QUARTER 1999 REPORT ON FORM 10-Q

Exhibit		Incorporated Herein	Filed or Submitted
Number	Description	By Reference To	Herewith

11.1	Statement regarding computation
	of per share earnings		X

27.1	Financial Data Schedule, which is
Submitted electronically to the
Securities and Exchange Commission
	for information only and not filed		X


Exhibit 11.1

First Northern Capital Corp.

Computation of Net Income Per Common Share

	Three Months Ended		Nine Months Ended
	September 30		September 30
	1999	1998	1999	1998
BASIC:
Weighted average common shares
outstanding during each period	8,690,991	8,822,095	8,738,127	8,863,039

DILUTED:
Weighted average common shares
outstanding during each period	8,690,991	8,822,095	8,738,127	8,863,039
Incremental shares relating to:
dilutive stock options outstanding
at end of each period (1)	184,132	228,201	182,235	249,482

	8,875,123	9,050,296	8,920,362	9,112,521

NET INCOME FOR EACH PERIOD	$1,887,209	$1,773,740	$5,553,334	$5,133,241

PER COMMON SHARE AMOUNTS:
Basic net income	$0.22	$0.20	$0.64	$0.58

Diluted net income	$0.21	$0.20	$0.62	$0.56

--------------------------------------------------

Notes:

(1) Based on treasury stock method using average market price.