Form 10-K
period 1999-12-31
FIRST NORTHERN CAPITAL CORP
filed 2000-03-22
CIK 1002213

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 F O R M  1 0 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1999
                                             -----------------

                        Commission file number: 000-27982
                                               ----------

                          FIRST NORTHERN CAPITAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          WISCONSIN                                     39-1830142
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S.  Employer Identification No.)
incorporation or organization)

201 NORTH MONROE AVE., P.O. BOX 23100, GREEN BAY, WI                 54305-3100
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

                                    Yes  X   No
                                        ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of February 25, 2000, 8,586,308 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $12.50 last sale price quotation on The Nasdaq Stock Market, Inc./National Market as reported in the Wall Street Journal) held by non-affiliates (excludes a total of 1,252,354 shares reported as beneficially owned by directors and executive officers or held in the registrant's 401(k) Savings Plan; does not constitute an admission as to affiliate status) was approximately $91,674,425

                       DOCUMENTS INCORPORATED BY REFERENCE

                                             PART OF FORM 10-K INTO WHICH
                       DOCUMENT           PORTIONS OF DOCUMENT ARE INCORPORATED
                       --------           -------------------------------------

   Proxy Statement for Annual Meeting of
   Stockholders on April 26, 2000                          Part III

                          FIRST NORTHERN CAPITAL CORP.

        FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1999



                                TABLE OF CONTENTS



ITEM                                                                                                    PAGE

                                                      PART I
1.       Business........................................................................................1-31
2.       Properties.....................................................................................31-33
3.       Legal Proceedings.................................................................................33
4.       Submission of Matters to a Vote of Security Holders...............................................33
         Executive Officers of the Registrant...........................................................34-35

                                                      PART II

5.       Market for Registrant's Common Equity and Related Stockholders Matters............................36
6.       Selected Financial Data........................................................................37-38
7.       Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................................................39-54
7A.      Quantitative and Qualitative Disclosures About Market Risk.....................................55-56
8.       Financial Statements and Supplementary Data....................................................57-89
9.       Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........................................................90

                                                     PART III

10.      Directors and Executive Officers of the Registrant................................................90
11.      Executive Compensation............................................................................90
12.      Security Ownership of Certain Beneficial Owners and Management....................................90
13.      Certain Relationships and Related Transactions....................................................90

                                                      PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................91
         Signatures........................................................................................92

                                     PART I


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

    The Savings Bank is the only direct subsidiary of the Company and its operations are the primary contributor to the Company's earnings and expenses. The Savings Bank's business consists primarily of attracting deposits from the general public and originating loans throughout its Northeastern Wisconsin branch network. Great Northern Financial Services Corporation ("GNFSC"), a wholly owned subsidiary of the Savings Bank, offers full brokerage services to the public, including the sale of tax deferred annuities and mutual funds, and sells credit life and disability insurance. Another wholly owned subsidiary, First Northern Investments, Inc. ("FNII"), manages a majority of the Savings Bank's investments and purchases automobile loans from Savings Financial Corporation ("SFC" ) and mortgage loans from the Savings Bank. The Savings Bank's 50% owned subsidiary, SFC, originates, services and sells automobile loans to FNII, the Saving Bank and its other parent corporation.

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

MERGER AGREEMENT WITH MUTUAL SAVINGS BANK. On February 22, 2000, First Northern, and Mutual Savings Bank, a Wisconsin-chartered mutual savings bank ("Mutual"), announced that they had entered into an Agreement and Plan of Merger, dated as of February 21, 2000 ( the "Merger Agreement"), by and among Mutual, First Northern and OV Corp., a Wisconsin corporation organized as a wholly owned subsidiary of Mutual for the purpose of effecting the transactions contemplated by the Merger Agreement ("Merger Corp."). The Merger Agreement provides for the acquisition of First Northern by Mutual through a merger of First Northern with and into Merger Corp. (the "Merger"), which will be the surviving corporation ("Survivor"). The Merger Agreement has been approved by the boards of directors of Mutual and First Northern.

    Subject to the terms and conditions of the Merger Agreement, at the time of the Merger, each outstanding share of First Northern common stock, par value $1.00 per share ("First Northern Common Stock"), will be converted into the right to receive cash in the amount of $15.00, or 1.5 shares of common stock, par value $.01 per share, of Survivor ("Survivor Common Stock"), or a combination of cash and shares of Survivor Common Stock (the "Merger Consideration"). Prior to the closing date, Mutual will select the percentage of the total Merger Consideration to be paid in the Survivor Common Stock, which may not be less than 40% or more than 70%; the balance will be paid in cash. Each First Northern stockholder will be entitled to elect to receive (a) cash,
(b) Survivor Common Stock or (c) as to First Northern stockholders holding not less than 170 shares of First Northern Common Stock, a combination of cash and Survivor Common Stock, with the percentage of such shares of their First Northern Common Stock equal to the lesser of the Stock Percentage and 50% converted into Survivor Common Stock and the balance converted into cash. Elections will be subject to proration if the cash or stock elections exceed the maximum amounts permitted under the Merger Agreement. Cash will be paid in lieu of any fractional shares of the Survivor Common Stock which holders of First Northern Common Stock would otherwise receive.

    In connection with the Merger, Mutual and First Northern will engage in a restructuring involving a number of steps (the "Restructuring"). As a part of the Restructuring, Mutual will form a mutual holding company in which Mutual's depositors will hold all the voting rights. The mutual holding company will own a majority of the Survivor Common Stock; the balance of the shares of Survivor Common Stock will be offered for sale to Mutual's depositors and issued to First Northern stockholders in the

Merger. As a result of the Restructuring, Mutual Savings Bank and the Savings Bank, will become wholly owned subsidiaries of Survivor. Thus, Survivor will be a subsidiary mid-tier stock holding company.

    Consummation of the Merger is subject to the satisfaction of certain closing conditions set forth in the Merger Agreement, including approval by the stockholders of First Northern and approval by the OTS, the FDIC and the WDFI--Administrator. The depositors of Mutual must also approve Mutual's plan for the Restructuring. The Merger is also subject to receipt of an opinion of counsel to the effect that the Merger will constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and the receipt of an opinion of counsel or a private letter ruling from the Internal Revenue Service as to the federal income tax treatment of certain transactions contemplated by the Merger Agreement. In addition, the Merger is conditioned upon the approval for listing on the NASDAQ National Market of the shares of Survivor Common Stock to be issued in the Merger, which shares will be registered under the Securities Act of 1933 by a registration statement to be filed by Survivor with the Securities and Exchange Commission.

    Concurrently with the execution of the Merger Agreement, in order to induce Mutual to enter into the Merger Agreement, the parties entered into a Stock Option Agreement by which First Northern granted to Mutual an irrevocable option to purchase up to 1,708,675 shares of First Northern Common Stock, which equals 19.9% of the number of shares of First Northern Common Stock outstanding at February 21, 2000, at an exercise price of $9.0375 per share. The option would become exercisable under certain circumstances if First Northern becomes the subject of a third-party proposal for a competing transaction.

CAUTIONARY FACTORS. This Form 10-K contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the
Company: general economic conditions; legislative and regulatory initiatives; increased competition and other effects of the deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; unforeseen future costs and consequences of the year 2000 problem; and changes in the quality or composition of the Savings Banks loan and investment portfolios and the investment portfolio of FNII. Further, First Northern's Merger Agreement with Mutual is subject to regulatory, First Northern stockholder and Mutual depositor approvals and other closing conditions.

THE THRIFT INDUSTRY. The operations of First Northern and the Savings Bank, as well as other savings associations and other financial institutions, are significantly influenced by general economic conditions, by the related monetary, tax and fiscal policies of the federal government and by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and in the case of First Northern and the Savings Bank, the Wisconsin Department of Financial Institutions---Division of Savings Institutions ("WDFI -- Administrator"). First Northern's results of operations are also affected by accounting principles and regulations adopted by the Financial Accounting Standards Board ("FASB") and other organizations. Deposit flows and costs of funds are influenced by interest rates on competing investments, general market rates of interest, the level of personal savings and the public perception of the financial strength of the industry. Lending activities are affected by the demand for mortgage financing and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and market forces acting upon the supply of housing and the availability of funds.

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

MARKET AREA AND COMPETITION. First Northern's primary market area is an eight county area in Northeastern Wisconsin, which surrounds Green Bay, the third largest city in Wisconsin. First Northern operates 19 offices located in 14 cities in this area. These counties and cities are serviced by four Green Bay area television stations and are included in the circulation of a Green Bay newspaper.

    Financial organizations, such as First Northern, experience intense competition in both attracting and retaining deposits and in making real estate and consumer loans. First Northern's management believes that its share of the deposit market is approximately 10% and that its mortgage lending market share in its primary market area is approximately 9%. Most direct competition for deposits has come from commercial banks, credit unions, stock brokerage firms and money market mutual funds. In addition to offering competitive types of accounts and interest rates, the principal methods used by First Northern to attract deposits include the offering of a variety of services, and convenient business hours and branch locations, with inter-branch deposit and withdrawal privileges at each location. Competition in originating real estate loans comes primarily from commercial banks and mortgage bankers. The primary factors in competing for loans are interest rates and interest rate adjustment provisions, loan fees and the quality of service to borrowers.

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

    See "--Regulation--Federal Regulation of Holding Companies --
Gramm-Leach-Bliley Act" below for a description of this significant new federal legislation which could have a far reaching impact on the financial services industry.

LENDING ACTIVITIES. First Northern has traditionally concentrated on originations of adjustable and fixed interest rate one- to four-family mortgage loans and consumer loans. First Northern also originates five or more family residential, commercial real estate and short-term construction mortgage loans. Adjustable interest rate mortgage loans are originated for First Northern's portfolio; while 30 year fixed interest rate mortgage loans are primarily originated for sale in the secondary mortgage market. Fixed interest rate mortgage loans with terms of 15 and 20 years are retained in First Northern's mortgage loan portfolio. At December 31, 1999, approximately 75% of First Northern's mortgage loan portfolio was interest rate adjustable as compared to 76% at December 31, 1998.

    To aid in matching maturities of its assets and liabilities, First Northern originates second mortgage loans, automobile, boat, recreational vehicle and other types of consumer loans. These loans are generally of shorter maturities than first mortgage loans and are originated at both adjustable or fixed interest rates.

    First Northern started a commercial banking division in 1999, which originates commercial loans and commercial real estate loans. First Northern hired an experienced commercial banking manager to guide the development of this division. At December 31, 1999, the commercial banking division had originated commercial loans of $5.0 million and commercial real estate loans of $14.4 million, which are reported in mortgage loan originations.

    First Northern lends primarily in its eight county market area in Northeastern Wisconsin. At December 31, 1999, approximately 99.2% of the total dollar amount of First Northern's mortgage loans outstanding were on properties located in Wisconsin with the other 0.8% representing properties located primarily in other Midwestern states.

    First Northern's loan portfolio of $759.2 million before deductions at December 31, 1999 was 90.4% by dollar volume of its total assets. As of that date, approximately 63.4% by dollar volume of the loan portfolio consisted of conventional first mortgage loans secured by one- to four-family residences, with an additional 25.7% by dollar volume in consumer loans, 6.6% by dollar volume in multi-family (more than four) residential properties, 3.2% by dollar volume in commercial real estate properties, 0.6% by dollar volume in commercial loans and 0.5% by dollar volume in other properties.

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

    Management of First Northern is committed to managing the maturities of assets and liabilities. To aid in this , management's policy is to emphasize the origination of consumer and commercial loans and other loans having short maturities, such as three to six years, and mortgage loans which are interest rate adjustable or are eligible for sale in the secondary market. At December 31, 1999, consumer loans (second mortgage, automobile and other consumer loans) outstanding totaled $194.7 million. Consumer loan originations and purchases for the year ended December 31, 1999 were $132.7 million, of which $29.4 million or 22.2% were interest rate adjustable. Consumer loan originations and purchases in 1998 were $99.6 million, of which $32.8 million or 32.9% were interest rate adjustable, and in 1997 originations and purchases were $98.2 million, of which $29.2 million or 29.7% were interest rate adjustable.

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

LOAN ORIGINATIONS. First Northern has general authority to lend anywhere in the United States; however, it has chosen to concentrate its mortgage origination activities in Northeastern Wisconsin with primary emphasis in the counties served by its offices. As of December 31, 1999, First Northern had only 93 loans secured by out-of-state properties, representing $4.3 million or 0.8% of the total dollars in its mortgage loan portfolio. First Northern's mortgage lending is subject to written, non-discriminatory underwriting guidelines and to loan origination procedures approved annually by First Northern's Board of Directors. Property appraisals by independent appraisers, in accordance with First Northern's appraisal policy, are required. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and employment and income confirmations. Loans are reviewed and approved as directed by the underwriting guidelines established by the Board of Directors.

    At December 31, 1999, First Northern serviced for others $151.4 million of whole loans and participation interests in mortgage loans. In addition, as of December 31, 1999, First Northern had approximately $140.2 million of 15, 20 and 30 year fixed interest rate mortgages in its mortgage loan portfolio. See "Loan Interest Rates and Terms" above. In 1999, 1998 and 1997, First Northern sold $20.1, $63.2, and $18.7 million, respectively of fixed interest rate mortgage loans to the secondary market in accordance with First Northern's asset and liability management policy. First Northern also originates mortgage loans for the Wisconsin Department of Veterans Affairs ("WDVA") and the Wisconsin Housing and Economic Development Authority ("WHEDA"), which result in additional origination fees and servicing income. First Northern does not currently originate a significant amount of Federal Housing Administration ("FHA") insured or Veterans Administration ("VA") partially guaranteed loans.

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

    During 1999, First Northern purchased $31.9 million of single-family home loans, $1.5 million in multi-family loans and $3.5 million in commercial real estate loans from others. In 1998, First Northern purchased $15.0 million of single-family home loans, $1.7 million in multi-family loans, and $0.6 million in commercial real estate loans. In 1997, First Northern purchased $7.8 million of single-family loans, $3.7 million of multi-family loans, and $1.0 million of commercial real estate loans.

    First Northern requires borrowers to obtain title insurance or abstracts of title, depending on the type of mortgage product, on first mortgage real estate loans. Home equity loan borrowers are required to obtain a title search before and after the loan is originated to assure First Northern that the loan has been properly recorded and secured. Borrowers also must obtain hazard insurance prior to closing and, when required by the Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which First Northern makes disbursements for items such as real estate taxes and private mortgage insurance premiums as they become due. First Northern is required by Wisconsin law to pay interest on mortgage escrow accounts for loans originated after January 31, 1983 that are secured by one- to four-family, owner-occupied residences. The interest rate is based on the annual average of passbook interest rates paid by all Wisconsin financial institutions (2.74% for 1999). Currently, approximately 84.2% of the escrow dollars are interest bearing. The interest rate paid on escrow dollars is adjusted annually. The interest rate to be paid on qualified mortgage escrow dollars in 2000 is 2.51%.

    Regulations of the WDFI-Administrator also limit the amount, which First Northern may lend up to specific percentages of the value of the real property securing the loan (referred to as "loan-to-value" ratios), as determined by an appraisal at the time the loan is originated. A loan secured by a first lien mortgage may not exceed 90% of the appraised value of the real estate security unless, among other things, the portion exceeding that percentage is insured or guaranteed by a mortgage insurance company against losses resulting from borrower default or the loan is guaranteed by a federal or state agency. First Northern's policy is to not make first mortgage loans in excess of 80% of the lower of the appraised value or the purchase price unless the excess is insured by private mortgage insurance or the loan is guaranteed by a federal or state agency. Real estate loans secured by other than a first lien must also conform generally to First Northern's policy of limiting loans to 80% of value; however, First Northern adjusted its policy in 1998 to allow loan amounts to equal 100% of value. All mortgage loan applications are reviewed by First Northern's corporate underwriting staff to ensure compliance with its uniform loan underwriting guidelines.

    The federal agencies regulating First Northern have also established real estate lending standards, which, among other things, create loan-to-value ratios for various real estate loan categories. First Northern's current underwriting standards, as stated above, conform with these real estate lending standards.

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

    First Northern added commercial loans to its product line offering the second quarter of 1999. An experienced commercial loan manager with over 20 years of commercial lending experience was hired to develop the commercial banking area. In addition to the commercial and industrial loans originated, First Northern has experienced an increase in commercial real estate lending, which is reported in the mortgage loan originations as a result of the commercial loan product line. First Northern anticipates it will continue to emphasize commercial loan growth.

  LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of First Northern's loan portfolio (excluding loans held for sale) by type of collateral at the dates indicated. The table does not reflect loans sold and serviced for others. First Northern continues to service loans sold to others.



                                                                         YEAR ENDED DECEMBER 31
                                   ------------------------------------------------------------------------------------------------
                                          1999                 1998                 1997               1996              1995
                                   -----------------   ------------------   ------------------  ----------------   ----------------
                                                                          (DOLLARS IN THOUSANDS)
  Mortgage loans:
    One- to four-family
     residential                   $465,737   61.35%    $416,974   64.36%    $393,563   64.74%  $376,189   66.72%  $352,449  69.08%
    Five or more family
     residential                     35,815    4.72       32,013    4.94       24,506    4.03     20,154    3.57     17,591   3.45
    Commercial real estate           17,699    2.33        7,546    1.16        9,269    1.52      9,975    1.77     10,028   1.97
    Construction-residential         29,758    3.92       25,467    3.93       19,192    3.16     16,306    2.89     10,782   2.11
    Construction-commercial           6,910     .91        4,470    0.69        2,156    0.35      1,701    0.30      1,225   0.24
    Other                             3,769     .49        3,129    0.48        2,226    0.37      1,900    0.34      1,788   0.35
                                    -------   -----      -------   -----      -------   -----    -------   -----    -------  -----
    Total mortgage loans            559,688   73.72      489,599   75.56      450,912   74.17    426,225   75.59    393,863  77.20

  Consumer loans:
    Consumer                         20,153    2.66       18,416    2.84       18,200    2.99     18,179    3.22     20,307   3.98
    Second mortgage                  78,223   10.30       66,426   10.25       68,596   11.28     59,148   10.49     46,528   9.12
    Automobile                       96,356   12.69       73,502   11.35       70,276   11.56     60,339   10.70     49,504   9.70
                                    -------   -----      -------   -----      -------   -----    -------   -----    -------  -----
      Total consumer loans          194,732   25.65      158,344   24.44      157,072   25.83    137,666   24.41    116,339  22.80
                                    -------   -----      -------   -----      -------   -----    -------   -----    -------  -----

  Commercial loans                    4,771     .63
                                    -------  ------      -------  ------      -------  ------    -------  ------    ------- ------
     Gross total loans              759,191  100.00%     647,943  100.00%     607,984  100.00%   563,891  100.00%   510,202 100.00%
                                             ======               ======               ======             ======            ======

     Less:
       Undisbursed loan proceeds     17,852               11,750               10,290              5,942              6,071
       Allowance for losses           3,910                3,531                3,177              2,937              2,608
       Unearned loan fees               549                  923                  988              1,017                988
                                   --------             --------             --------           --------           --------

       Net loans receivable        $736,880             $631,739             $593,529           $553,995           $500,535
                                   ========             ========             ========           ========           ========


CONTRACTUAL MATURITIES OF LOANS. The following table presents information as of December 31, 1999 regarding loan maturities and contractual principal repayments by categories of loans during the periods indicated. Loans with adjustable interest rates are shown as maturing in the year of their contractual maturity.



                                               PRINCIPAL REPAYMENTS CONTRACTUALLY DUE IN YEAR(S) ENDED DECEMBER 31
                                 ---------------------------------------------------------------------------------------------
                                                                      2003-        2005-        2009-      AFTER
                                  2000        2001       2002         2004         2008         2013       2013         TOTAL
                                 ------      ------     ------       -----        ------       ------     -------      -------
                                                                          (In Thousands)
Loans:
  Mortgage                    $  3,077     $  1,684    $  8,512      $12,455      $37,216     $101,204    $358,872     $523,020
  Mortgage construction (1)      5,538        1,070                    4,735                     6,400      18,925       36,668
  Consumer loans                29,203       27,821      26,759       43,486       37,746       25,590       4,127      194,732
  Commercial                     3,654            5         485          627                                              4,771
                               -------      -------     -------      -------      -------     --------    --------     --------

Total                          $41,472      $30,580     $35,756      $61,303      $74,962     $133,194    $381,924     $759,191
                               =======      =======     =======      =======      =======     ========    ========     ========


----------------

(1) First Northern's mortgage construction loans are originated for either the construction phase or the combined construction and full amortization term of the loan.

          Of the $717.7 million of loans contractually due after December 31, 2000, approximately $256.2 million have fixed interest rates and approximately $461.5 million have adjustable interest rates.

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

MORTGAGE AND CONSUMER LOANS. The following table sets forth activity for First Northern's investment and held-for-sale loan portfolios for the periods indicated.


                                                                   YEAR ENDED DECEMBER 31
                                                ------------------------------------------------------------
                                                  1999        1998          1997         1996      1995
                                                --------    ---------   ------------  ----------- ----------
                                                                        (IN THOUSANDS)
Mortgage loans originated
  and purchased:
 Construction - Residential                     $ 46,226    $  31,115    $  25,709    $  25,695    $  17,265
 Construction - Commercial                         1,540        5,930                       901           51
 Loans on existing property                       80,051       59,021       51,536       49,017       37,491
 Refinancing (1)                                  62,432      153,614       42,166       35,497       15,130
 Other loans                                       2,739        2,049        2,398        2,668        2,560
                                                --------    ---------    ---------    ---------   ----------
    Total mortgage loans originated
     and purchased                               192,988      251,729      121,809      113,778       72,497

Consumer loans originated
  and purchased:
  Other consumer                                  10,831        9,912        8,670        7,615        8,773
  Second mortgage                                 47,415       38,747       36,896       32,548       30,474
  Automobile                                      72,264       48,661       50,059       45,722       26,109
  Education                                        2,143        2,317        2,568        2,382        2,895
                                                --------    ---------    ---------  -----------  -----------
    Total consumer loans originated
     and purchased                               132,653       99,637       98,193       88,267       68,251
                                                --------    ---------    ---------   ----------   ----------

Commercial loans originated                        5,032

Mortgage loans sold                              (20,085)     (63,180)     (18,668)     (11,065)     (11,583)

Education loans sold                              (2,040)      (2,391)      (2,491)      (3,187)     (10,489)

Loan repayments and other credits               (197,300)    (245,836)    (154,750)    (134,104)    (112,140)
                                                --------    ---------    ---------    ---------    ---------

Net increase in real estate
  loans and other loans                         $111,248    $  39,959    $  44,093    $  53,689    $   6,536
                                                ========    =========    =========    =========    =========

-------------

(1) Refinanced mortgage loans are stated as gross dollars. Net new refinanced dollars for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, were $46.3 million, $95.0 million, $25.7 million, $24.9 million, and $10.8 million, respectively. Net new dollars are the additional dollars that were disbursed above an existing loan balance for the same borrower and property.

        First Northern is permitted to make secured and unsecured consumer loans including automobile, recreational vehicle, marine and other consumer loans, home equity, property improvement, manufactured housing, education and deposit account loans. At December 31, 1999, consumer loans represented 25.7% of total loans.

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

    Mortgages that are subject to indexed interest rate adjustment provisions are treated in substantially the same way under Wisconsin law. However, instead of increases or decreases occurring solely at the discretion of the lender, interest rates may be increased, and must be decreased, in accordance with changes in the approved index. Unlike its unindexed adjustable rate counterpart, adjustments made under an indexed adjustable rate provision governed by the 1981 law may be made at intervals more frequent than 6 months.

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

         The following table identifies the dollar amount of loans that are classified as substandard, doubtful or loss as of the dates indicated.



                                                                                AS OF DECEMBER 31
                                                                   -------------------------------------------
                                                                    1999              1998              1997
                                                                   ------           --------          --------
                                                                                  (IN THOUSANDS)
    Substandard                                                      $638                441              $578
    Doubtful                                                           13                  6                16
    Loss                                                               18                 14
                                                                    -----              -----              ----

    Total Classified Assets                                          $669               $461              $594
                                                                    =====              =====              ====


    The increase in the amount of total classified assets in 1999 was the result of an increase in overall delinquencies and the fact that December 31, 1998, total classified assets were very low.

ALLOWANCES FOR LOSSES. Allowances for losses on loans, real estate, and repossessed assets are based on management's evaluation of various factors including, but not limited to, general economic conditions, loan portfolio composition, prior loss experience, estimated sales price of collateral, regulatory environment and holding and selling costs.

    While First Northern has a low level of non-performing assets and low historical charge-off experience, the inherent credit risk within the portfolio (primarily relating to the indirect automobile loan portfolio and commercial loans) has increased. It is this increased credit risk which primarily resulted in the increase in the loan loss allowance.


    Management believes that the allowances for losses on loans, real estate, and repossessed assets are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions or regulatory requirements.

        All of First Northern's loans are domestic. A summary of the allowance for loan losses is shown below.



                                                                 FOR THE YEAR ENDED DECEMBER 31
                                                  -------------------------------------------------------------
                                                    1999         1998          1997         1996          1995
                                                  --------     --------      --------     --------      -------
                                                                       (DOLLARS IN THOUSANDS)
Mortgage loans:
  Balance, beginning of year                      $  1,813     $  1,624      $  1,453     $  1,578      $ 1,499
  Provisions                                           295          186           170           10           79
  Charge-offs:
     One- to four-family residential                                 (1)
  Recoveries:
    One- to four-family residential                                   4
    Commercial real estate                                                          1            1
                                                  --------     --------      --------     --------      -------
  Net recoveries                                                      3             1            1
                                                  --------     --------      --------     --------      -------
  Transfer of loss reserve                                                                    (136)
                                                  --------     --------      --------     --------      -------
  Balance, end of year                               2,108        1,813         1,624        1,453        1,578

Consumer loans:
  Balance, beginning of year                         1,718        1,553         1,484        1,030          901
  Provisions                                            53          234           150          360          161
  Charge-offs:
    Consumer                                           (79)         (47)          (44)         (23)         (30)
    Automobile                                         (43)         (52)          (57)         (43)         (41)
                                                  --------     --------      --------     --------      -------
      Total charge-offs                               (122)         (99)         (101)         (66)         (71)
                                                  --------     --------      --------     --------      -------
  Recoveries:
    Consumer                                             9            7             8           11           21
    Automobile                                          20           23            12           13           18
                                                  --------     --------      --------     --------      -------
      Total recoveries                                  29           30            20           24           39
                                                  --------     --------      --------     --------      -------
  Net charge-offs                                      (93)         (69)          (81)         (42)         (32)
                                                  ---------    --------      --------     --------      -------
  Transfer of loss reserve                                                                     136
                                                  --------     --------      --------     --------      -------
  Balance, end of year                               1,678        1,718         1,553        1,484        1,030
                                                  --------     --------      --------     --------      -------

Commercial loans:
  Balance, beginning of period
  Provisions, charged to provision
    for loan losses                                    124
  Charge-offs
  Recoveries
  Net (charge-offs) or recoveries                 --------     --------      --------     --------      -------

                                                  --------     --------      --------     --------      -------

    Balance, end of year                               124
                                                  --------     --------      --------     --------      -------

Total allowance for loan losses                   $  3,910     $  3,531      $  3,177     $  2,937      $ 2,608
                                                  ========     ========      ========     ========      =======

Foreclosed properties & repossessed assets:
    Balance, beginning of year                    $      6     $      -      $      -     $      1      $     1
    Provisions, charged to
      non-interest expense                               8           10                         13
    Charge-offs:
      One- to four-family residential                  (14)          (4)                       (14)
                                                  --------     --------      --------     --------      -------

    Balance, end of year                          $      -     $      6      $      -     $      -      $     1
                                                  ========     ========      ========     ========      =======

Total charge-offs
    to average loans outstanding                      0.02%        0.02%         0.02%        0.01%        0.01%
                                                  ========     ========      ========     ========      =======

Net charge-offs to average
    loans outstanding                                 0.01%        0.01%         0.01%        0.01%        0.01%
                                                  ========     ========      ========     ========    =========


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


                                                            AT DECEMBER 31, 1999
                                                   -----------------------------------------
                                                                                     % OF
                                                                                    LOANS IN
                                                                  ALLOWANCE         CATEGORY
                                                                   AS A % OF         TO TOTAL
                                                                   LOANS IN       OUTSTANDING
                                                   AMOUNT         CATEGORY(1)        LOANS(1)
                                                   ------         ----------         -------
                                                           (DOLLARS IN THOUSANDS)

Breakdown of allowance
Mortgage loans:
    One- to four-family residential                 $1,566           0.34%          61.35%
    Five or more family residential                    254           0.71            4.72
    Commercial real estate                             241           1.36            2.33
    Construction                                                     0.00            4.83
    Other                                               30           0.80            0.49
    Classified mortgage loans                           17           3.00
                                                 ---------       --------     -----------
        Total mortgage loans                         2,108           0.38           73.72

Consumer loans:
    Consumer                                           239           1.18            2.66
    Second mortgage                                    657           0.84           10.30
    Automobile                                         765           0.79           12.69
    Education                                                        0.00
    Classified consumer loans                           17           2.00
                                                 ---------       --------     -----------
        Total consumer loans                         1,678           0.86           25.65

Commercial loans(2)                                    124           2.60            0.63
                                                  --------       --------     -----------

Total allowance for loans                           $3,910           0.52%         100.00%
                                                    ======           ====          ======

--------------
(1)      Percentages are calculated on gross loan balances.
(2) First Northern began originating commercial loans in the second quarter of 1999.


                                                            AT DECEMBER 31, 1998
                                                   ---------------------------------------
                                                                                    % OF
                                                                                  LOANS IN
                                                                  ALLOWANCE       CATEGORY
                                                                   AS A % OF      TO TOTAL
                                                                   LOANS IN      OUTSTANDING
                                                   AMOUNT        CATEGORY(1)       LOANS(1)
                                                   ------        ----------        -------
                                                            (DOLLARS IN THOUSANDS)
Breakdown of allowance
Mortgage loans:
    One- to four-family residential                 $1,475           0.35%          64.36%
    Five or more family residential                    150           0.47            4.94
    Commercial real estate                             141           1.87            1.16
    Construction                                                                     4.62
    Other                                               38           1.21            0.48
    Classified mortgage loans                            9           3.00
                                                ----------         ------       ----------
        Total mortgage loans                         1,813           0.37           75.56

Consumer loans:
    Consumer                                            96           0.52            2.84
    Second mortgage                                    269           0.41           10.25
    Automobile                                       1,340           1.82           11.35
    Education
    Classified consumer loans                           13           2.00
                                                 ---------         ------      ----------
        Total consumer loans                         1,718           1.08           24.44
                                                 ---------         ------      ----------

Total allowance for loans                           $3,531           0.54%         100.00%
                                                    ======           ====          ======

--------------
(1) Percentages are calculated on gross loan balances.

                                                              AT DECEMBER 31, 1997
                                                  ------------------------------------------------
                                                                                          % OF
                                                                                        LOANS IN
                                                                  ALLOWANCE             CATEGORY
                                                                  AS A % OF             TO TOTAL
                                                                  LOANS IN             OUTSTANDING
                                                  AMOUNT         CATEGORY(1)             LOANS(1)
                                                  ------         ----------              -------
                                                             (DOLLARS IN THOUSANDS)
Breakdown of allowance
Mortgage loans:
    One- to four-family residential                 $1,324           0.34%                64.74%
    Five or more family residential                    135           0.55                  4.03
    Commercial real estate                             127           1.37                  1.52
    Construction                                                                           3.51
    Other                                               24           1.08                  0.37
    Classified mortgage loans                           14           3.00
                                                 ---------         ------           -----------
        Total mortgage loans                         1,624           0.36                 74.17

Consumer loans:
    Consumer                                            85           0.47                  2.99
    Second mortgage                                    250           0.37                 11.28
    Automobile                                       1,212           1.73                 11.56
    Education
    Classified consumer loans                            5           2.00
                                                ----------        -------           -----------
        Total consumer loans                         1,553           0.99                 25.83
                                                ----------        -------           -----------

Total allowance for loans                           $3,177           0.52%               100.00%
                                                ==========        =======           ===========

--------------
(1) Percentages are calculated on gross loan balances.


                                                               AT DECEMBER 31, 1996
                                                 --------------------------------------------------
                                                                                            % OF
                                                                                          LOANS IN
                                                                  ALLOWANCE               CATEGORY
                                                                  AS A % OF               TO TOTAL
                                                                  LOANS IN               OUTSTANDING
                                                 AMOUNT          CATEGORY(1)               LOANS(1)
                                                 ------          -----------               -------
                                                               (DOLLARS IN THOUSANDS)
Breakdown of allowance
Mortgage loans:
    One- to four-family residential                 $1,180           0.31%                66.72%
    Five or more family residential                    121           0.60                  3.57
    Commercial real estate                             114           1.14                  1.77
    Construction                                                                           3.19
    Other                                               18           0.95                  0.34
    Classified mortgage loans                           20           3.00
                                                    ------          -----                ------
        Total mortgage loans                         1,453           0.34                 75.59

Consumer loans:
    Consumer                                            83           0.46                  3.22
    Second mortgage                                    211           0.36                 10.49
    Automobile                                       1,172           1.94                 10.70
    Education
    Classified consumer loans                           18           2.00
                                                    ------          -----                ------
        Total consumer loans                         1,484           1.08                 24.41
                                                    ------          -----                ------

Total allowance for loans                           $2,937           0.52%               100.00%
                                                    ======          =====                ======

--------------
(1) Percentages are calculated on gross loan balances.


                                                              AT DECEMBER 31, 1995
                                                  --------------------------------------------
                                                                                       % OF
                                                                                      LOANS IN
                                                                    ALLOWANCE         CATEGORY
                                                                    AS A % OF         TO TOTAL
                                                                    LOANS IN         OUTSTANDING
                                                  AMOUNT           CATEGORY(1)         LOANS(1)
                                                  ------           ----------          -------
                                                             (DOLLARS IN THOUSANDS)
Breakdown of allowance
Mortgage loans:
    One- to four-family residential                 $1,359           0.39%              69.08%
    Five or more family residential                     98           0.56                3.45
    Commercial real estate                              97           0.97                1.97
    Construction                                                                         2.35
    Other                                               16           0.89                0.35
    Classified mortgage loans                            8           2.05
                                                    ------          -----              ------
        Total mortgage loans                         1,578           0.40               77.20

Consumer loans:
    Consumer                                            79           0.39                3.98
    Second mortgage                                    137           0.29                9.12
    Automobile                                         811           1.64                9.70
    Education
    Classified consumer loans                            3           2.00
                                                    ------          -----              ------
        Total consumer loans                         1,030           0.89               22.80
                                                    ------          -----              ------

Total allowance for loans                           $2,608           0.51%             100.00%
                                                    ======          =====              ======

-------------------------------

(1) Percentages are calculated on gross loan balances.

     The following table is a summary of non-performing loans and assets.

                                                                YEAR ENDED DECEMBER 31
                                          -----------------------------------------------------------------
                                              1999         1998         1997          1996        1995
                                          -----------  ------------ ------------  -------------------------
                                                                (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans
  (90 days or more past due)                     $243          $223         $333          $509         $266
Non-accrual consumer loans                         40           123          107           235          152
                                                -----         -----        -----         -----        -----
Total non-performing loans                        283           346          440           744          418

Foreclosed properties, properties
  subject to foreclosure and
    repossessed assets                            381           106          153           189          136
                                                -----         -----        -----         -----        -----

Total non-performing assets                      $664          $452         $593          $933         $554
                                                 ====          ====         ====          ====         ====

Non-performing loans as a
  percentage of total loans                       .04%         .05%          .07%         .13%          .08%
                                                  ===          ===           ===          ===           ===

Non-performing assets as a
  percentage of total assets                      .08%         .06%          .09%         .15%          .10%
                                                  ===          ===           ===          ===           ===

Loan loss allowances as
  a percentage of non-
  performing loans                           1,381.63%    1,020.52%       722.05%      394.76%       623.92%
                                             ========     ========        ======       ======        ======

Loan loss allowances as
  a percentage of non-
  performing assets                            588.86%      781.19%       535.75%      314.79%       470.76%
                                               ======       ======        ======       ======        ======

Interest income that would have
  been recognized if non-accrual
  loans had been current (1)                      $12            $9          $13           $25          $12
                                               ======       =======       ======       =======       ======

-----------------------
(1) No accrued interest income was included in net income in any of the years presented from loans classified as non-accrual.

        In addition, management is not aware of any possible credit problems of borrowers not otherwise reflected herein which causes management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

INVESTMENT AND MORTGAGE-RELATED ACTIVITIES. First Northern is authorized to invest in obligations issued or fully guaranteed by the United States, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks, mortgage-backed and mortgage-related securities, investment grade corporate notes and other specified investments.

The following table sets forth the composition of First Northern's investment and mortgage-related securities portfolio at December 31, 1999, 1998 and 1997.

                                               INVESTMENT AND MORTGAGE-RELATED SECURITIES PORTFOLIO COMPOSITION
                                                                       AT DECEMBER 31
                                         --------------------------------------------------------------------------
                                                    1999                     1998                   1997
                                         ------------------------   -----------------------  ----------------------
                                                         PERCENT                   PERCENT                PERCENT
                                           CARRYING       OF         CARRYING      OF         CARRYING    OF
                                            VALUE        TOTAL        VALUE        TOTAL       VALUE      TOTAL
                                         ------------  ----------   -----------  ----------  ----------  ----------
                                                                    (DOLLARS IN THOUSANDS)

Interest-earning deposits                   $  4,329       7.93%     $    861        1.86%   $     324       0.81%

Securities available-for-sale:
   U.S. government securities                  3,192       5.85         3,303        7.13        3,290       8.24
   Federal agency obligations                  3,465       6.35         3,822        8.25        2,002       5.01
   Mortgage-related securities                 5,554      10.17           996        2.15          932       2.33
   Asset Management Fund                         546       1.00           534        1.15          500       1.25
   FHLMC stock                                 1,130       2.07         1,546        3.34        1,007       2.52
   Northwest Equities
      Corporation stock                          111       0.20
                                          ----------   ----------    --------    --------    ---------   --------
     Total securities available-for-sale      13,998      25.64        10,201       22.02        7,731      19.35

Securities held-to-maturity:
   U.S. government securities                                                                    1,000       2.50
   Federal agency obligations                 25,216      46.19        23,741       51.25       20,231      50.63
   Corporate issue obligations                   999       1.83
   Mortgage-related securities                10,048      18.41        11,522       24.87       10,675      26.71
                                            --------    -------      --------     -------     --------    -------
     Total securities held-to-maturity        36,263      66.43        35,263       76.12       31,906      79.84
                                            --------    -------      --------     -------     --------    -------

Total                                        $54,590     100.00%       $46,325     100.00%     $39,961     100.00%
                                             =======     ======        =======     ======      =======     ======


Average remaining life or term
   to repricing for interest-earning
   deposits, securities
   available-for-sale and held-to-
   maturity (1)                                    22 months                23 months               18 months

------------------------------
(1) For purposes of calculating the remaining life or term, securities available-for-sale are assumed to have a zero term.

See Notes 2 and 3 of the Notes to Consolidated Financial Statements.

         The following table sets forth the maturity ranges for investment and mortgage-related securities, with their respective weighted average yields and the total market value.



                                                                          AT DECEMBER 31, 1999
                                        --------------------------------------------------------------------------------------------
                                                                        OVER ONE                  OVER FIVE
                                           ONE YEAR OR LESS           TO FIVE YEARS              TO TEN YEARS         OVER TEN YEARS
                                        ------------------------   -----------------------    ----------------------  --------------
                                                        WEIGHTED                  WEIGHTED                  WEIGHTED
                                        AMORTIZED       AVERAGE    AMORTIZED      AVERAGE     AMORTIZED     AVERAGE      AMORTIZED
                                           COST          YIELD       COST          YIELD        COST         YIELD         COST
                                        -----------   ----------   -----------  ----------    ----------   ---------  --------------
                                                                           (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE:
Investment and
   Mortgage-related Securities
     U.S. government obligations          $ 2,248          6.48%   $   994          4.69%
     Federal agency obligations               500          5.70      2,995          6.25
     Mortgage-related securities                                                               $   938           5.54%      $ 4,817
     Asset Management Fund                                             563          5.28
     FHLMC stock                               33         43.78
     Northwest Equities
       Corporation stock                      111          3.06
                                          -------         -----    -------      --------       -------      ---------       -------

        Total investment and
         mortgage-related securities
         available-for-sale               $ 2,892          6.64%   $ 4,552          5.79%      $   938           5.54%      $ 4,817
                                          =======         =====    =======      ========       =======      =========       =======

HELD-TO-MATURITY:
Investment and
   Mortgage-related Securities
     Federal agency obligations           $ 4,700          5.97%   $17,900          5.76%      $ 2,616           5.99%
     Corporate issue obligations                                       999          6.82
     Mortgage-related securities                                       831          5.98         2,986           5.92       $ 6,231
                                          -------         -----    -------      --------       -------      ---------       -------

        Total investment and
         mortgage-related securities
         held-to-maturity                 $ 4,700          5.97%   $19,730          5.82%      $ 5,602           5.95%      $ 6,231
                                          =======         =====    =======      ========       =======      =========       =======

                                                            AT DECEMBER 31, 1999
                                          --------------------------------------------------------
                                                                       INVESTMENT AND
                                                                      MORTGAGE-RELATED
                                          OVER TEN YEARS              SECURITIES TOTAL
                                          --------------    --------------------------------------
                                              WEIGHTED                     APPROX.        WEIGHTED
                                               AVERAGE       AMORTIZED      MARKET        AVERAGE
                                                YIELD          COST         VALUE          YIELD
                                          --------------     ---------     -------        --------
                                                            (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE:
Investment and Morgage-related
   Securities
     U.S. government obligations                              $ 3,242      $ 3,192          5.93%
     Federal agency obligations                                 3,495        3,465          6.17
     Mortgage-related securities                6.81%           5,755        5,554          6.61
     Asset Management Fund                                        563          546          5.28
     FHLMC stock                                                   33        1,130         43.78
     Northwest Equities
       Corporation stock                                          111          111          3.06
                                          ----------       ----------      -------         -----

        Total investment and
         mortgage-related securities
         available-for-sale                     6.81%      $   13,199      $13,998          6.33%
                                          ==========       ==========      =======         =====

HELD-TO-MATURITY:
Investment and
   Mortgage-related Securities
     Federal agency obligations                               $25,216      $24,645          5.82%
     Corporate issue obligations                                  999          999          6.82
     Mortgage-related securities                6.21%          10,048        9,976          6.10
                                          ----------       ----------      -------         -----

        Total investment and
         mortgage-related securities
         held-to-maturity                       6.21%      $   36,263      $35,620          5.93%
                                          ==========       ==========      =======         =====

        The following table sets forth the composition of First Northern's mortgage-related held-to-maturity securities portfolio at December 31, 1999, 1998 and 1997.

                                                                    MORTGAGE-RELATED PORTFOLIO COMPOSITION
                                                                ----------------------------------------------
                                                                               AT DECEMBER 31

                                                                   1999               1998             1997
                                                                ----------         ----------       ----------
                                                                             (DOLLARS IN THOUSANDS)
     Federal Home Loan Mortgage Corporation                        $ 6,192            $ 7,347          $ 7,028
     Federal National Mortgage Association                           3,856              4,175            3,647
                                                                   -------            -------          -------
        Total mortgage-related securities                          $10,048            $11,522          $10,675
                                                                   =======            =======          =======

     Average remaining contractual life or term to
        repricing for mortgage-related securities (1)           166 months         150 months       139 months


     (1) The expected maturities for mortgage-related securities will differ from contractual maturities because borrowers may have the right to call or prepay mortgage obligations with or without prepayment penalties.

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

             The specific programs offered by First Northern have changed over time as new types of accounts and minimum denomination requirements have been authorized. Currently there are no statutory or regulatory required minimum denominations or interest rate ceilings on any deposit accounts. First Northern currently offers deposit accounts with minimum balance requirements and interest rates as follows:

                                                                   MINIMUM                        INTEREST
     TYPE OR TERM                                                  BALANCE                          RATE
     ------------                                                  -------                          ----
     NOW Checking Accounts(1)                                      Varies                        Rate Set Weekly
     Regular Deposit Accounts(2)                                     $100                        Rate Set Weekly
     Money Market Accounts                                         $2,500                        Rate Set Weekly
     Daily Advantage Money Market Account                         $10,000                        Rate Set Weekly
     High Five Passbook                                            $5,000                        Rate Set Weekly
     91 Day through 60 Month Certificate                             $500                        Rate Set Weekly
     18 month IRA and SEPP Variable Certificates                     $100                        Rate Set Monthly
     Jumbo Certificates                                           $90,000                        Rate Set Daily

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

                                                    FOR THE YEAR ENDED DECEMBER 31, 1999
                                               -----------------------------------------------
                                                                                     WEIGHTED
                                                                     PERCENT          AVERAGE
                                               AVERAGE              OF TOTAL         EFFECTIVE
                                               BALANCE              DEPOSITS            RATE
                                             ----------            ----------       -----------
                                                              (DOLLARS IN THOUSANDS)
CORE DEPOSITS:
   Non-interest bearing NOW checking          $  26,005                4.70%
   Interest bearing NOW checking                 38,348                6.93            1.11%
   Money market                                  68,276               12.34            3.89
   Passbook                                      70,425               12.72            1.97
                                             ----------             -------            ----
       Total core deposits                      203,054               36.69            2.20

Certificate of deposit accounts                 350,423               63.31            5.45
                                              ---------             -------            ----

Total deposits                                 $553,477              100.00%           4.26%
                                               ========              ======            ====



                                                    FOR THE YEAR ENDED DECEMBER 31, 1998
                                               -----------------------------------------------
                                                                                     WEIGHTED
                                                                     PERCENT          AVERAGE
                                               AVERAGE              OF TOTAL         EFFECTIVE
                                               BALANCE              DEPOSITS            RATE
                                               -------             ----------        ---------
                                                           (DOLLARS IN THOUSANDS)
CORE DEPOSITS:
   Non-interest bearing NOW checking            $22,899                4.50%
   Interest bearing NOW checking                 37,232                7.31            1.06%
   Money market                                  57,813               11.35            4.38
   Passbook                                      63,643               12.50            2.14
                                             ----------             -------           -----
       Total core deposits                      181,587               35.66            2.04

Certificate of deposit accounts                 327,674               64.34            5.79
                                              ---------             -------           -----

Total deposits                                 $509,261              100.00%           4.57%
                                               ========              ======            ====


                                                   FOR THE YEAR ENDED DECEMBER 31, 1997
                                              -------------------------------------------------
                                                                                     WEIGHTED
                                                                      PERCENT         AVERAGE
                                               AVERAGE               OF TOTAL        EFFECTIVE
                                               BALANCE               DEPOSITS           RATE
                                               --------             -----------      ----------
                                                           (DOLLARS IN THOUSANDS)
CORE DEPOSITS:
   Non-interest bearing NOW checking           $ 19,364                4.10%
   Interest bearing NOW checking                 35,036                7.42            1.06%
   Money market                                  50,265               10.65            4.31
   Passbook                                      60,057               12.72            2.20
                                             ----------             -------            ----
       Total core deposits                      164,722               34.89            2.25

Certificate of deposit accounts                 307,423               65.11            5.72
                                               --------             -------            ----

Total deposits                                 $472,145              100.00%           4.54%
                                               ========              ======            ====

The following table presents certificates of deposits in amounts of $100,000 or more by maturity:

                                                              AT DECEMBER 31
                                                     ----------------------------
                                                        1999              1998
                                                     -----------       ----------
                                                       (DOLLARS IN THOUSANDS)
   Maturity:
     3 months or less                                  $30,820           $17,619
     Greater than 3 months - 6 months                   10,186             7,350
     Greater than 6 months - 12 months                   9,843            10,499
     Greater than 12 months                             10,785            10,225
                                                      --------          --------

                                                       $61,634           $45,693
                                                       =======           =======


BORROWED FUNDS. First Northern has a line of credit with the FHLB of Chicago and has borrowed from the FHLB on an overnight and fixed interest rate basis to assist with funding loan originations.

         From time to time, First Northern borrows funds under repurchase agreements. First Northern accepts funds from municipalities and school districts. When the amounts of such funds are in excess of FDIC insurance limits, First Northern collateralizes its obligation to repay such parties through repurchase agreements. Repurchase agreements are used to lock-in a profit spread to First Northern. Furthermore, because the repurchase agreements from municipalities and school districts are not considered deposits, First Northern does not pay premiums to the FDIC on such amounts. At December 31, 1999 and 1998, First Northern had no borrowings under repurchase agreements as compared to $0.9 million of borrowings under repurchase agreements at December 31, 1997. The weighted average interest rate of the repurchase agreements as of December 31, 1997 was 5.79%. See Note 7 of the Notes to Consolidated Financial Statements.

         The following table sets forth certain information regarding borrowings by First Northern at the end of and during the periods indicated:

                                                              AT OR FOR THE YEAR ENDED DECEMBER 31
                                                        -------------------------------------------------
                                                         1999                 1998                  1997
                                                        ------               ------                ------
                                                                      (DOLLARS IN THOUSANDS)
Balance outstanding at end of year:
     Securities sold under agreement
          to repurchase                                                                         $     900
     Fixed interest rate notes
          payable to FHLB                              $113,804             $ 83,825               75,075
     Overnight borrowings from FHLB                      68,595                7,675               26,065
     Other borrowings                                     3,500                  477                1,237

Weighted average interest rate at
     end of year:
     Securities sold under agreements
          to repurchase                                                                              5.79%
     Fixed interest rate notes
          payable to FHLB                                  5.80%                5.71%                5.85%
     Overnight borrowings from FHLB                        4.74%                5.13%                6.92%
     Other borrowings                                      4.54%                4.12%                5.27%

Maximum amount outstanding during the year:
     Securities sold under agreements
          to repurchase                                                     $    900             $  1,500
     Fixed interest rate notes
          payable to FHLB                              $123,846               97,750               75,525
     Overnight borrowings from FHLB                      68,595               37,220               33,400
     Other borrowings                                     3,500                3,500                1,312

Average amount outstanding during
     the year:
     Securities sold under agreements
          to repurchase                                                     $    650             $  1,217
     Fixed interest rate notes
          payable to FHLB                              $ 95,338               84,339               65,830
     Overnight borrowings from FHLB                      27,798                9,982               15,264
     Other borrowings                                     1,050                  919                  314

Weighted average interest rate
     during the year:
     Securities sold under agreements
          to repurchase                                                         5.79%                5.65%
     Fixed interest rate notes
          payable to FHLB                                  5.71%                5.83%                5.97%
     Overnight borrowings from FHLB                        5.45%                5.79%                5.80%
     Other borrowings                                      4.74%                5.21%                5.49%


          Borrowings increased to $185.9 million at December 31, 1999, as compared to $92.0 million at December 31, 1998, primarily as a result of the loan portfolio growth, decreased loan sales and modest deposit growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                                                              AT DECEMBER 31
                                                       ----------------------------------------------------------
                                                        1999        1998           1997         1996         1995
                                                       ------      ------          -----       ------       -----
Weighted average yield earned:

  Mortgage loans                                       6.93%       7.03%           7.34%       7.16%        7.06%

  Consumer loans                                       7.93        8.32            8.56        8.56         8.66

  Commercial loans                                     8.25

   Mortgage, consumer and commercial loans             7.22        7.35            7.66        7.51         7.44

  Investment securities                                6.13        5.92            6.41        6.14         6.33

  Mortgage-related securities                          6.29        6.06            6.37        6.44         7.02

    Total loan portfolio,
      investment securities, and
        mortgage-related securities                    7.14        7.25            7.57        7.43         7.39

Weighted average rate paid:

  Deposits                                             4.33        4.35            4.61        4.42         4.56

  FHLB and other borrowings (1)                        5.76        5.66            5.87        5.71         6.02

    Total deposits and FHLB and
      other borrowings                                 4.68        4.54            4.83        4.60         4.63

Interest rate spread at the end of the year            2.46        2.71            2.74        2.83         2.76


(1) At December 31, 1999, 1998, 1997 and 1996, overnight borrowing interest rates were unusually high or low and, for the purpose of this report, First Northern used an average of the overnight borrowing interest rates from the preceding week to more accurately reflect the cost at December 31 of the respective years.

The following table shows average yields earned and rates paid using daily averages during the periods indicated.

                                                                     YEAR ENDED DECEMBER 31
                                           ------------------------------------------------------------
                                            1999        1998          1997         1996           1995
                                           ------      ------        ------       ------         ------
Average yield earned during the year:

  Mortgage loans                            7.03%        7.33%        7.37%          7.18%        6.99%

  Consumer loans                            7.87         8.26         8.43           8.50         8.44

  Commercial loans                          8.58

  Investment securities (1)                 5.97         6.10         6.31           6.23         6.47

  Mortgage-related securities               6.12         6.22         6.36           6.50         7.06

   All interest-earning assets              7.17         7.47         7.55           7.42         7.28


Average rate paid during the year:

  Deposits                                  4.23         4.54         4.51           4.43         4.42

  Borrowings                                5.61         5.82         5.94           5.78         6.79

   All interest-bearing liabilities         4.48         4.74         4.72           4.56         4.59

Average interest rate spread (2)            2.69         2.73         2.83           2.86         2.69

Net yield on average interest-
  earning assets (3)                        3.00         3.11         3.26           3.31         3.17

Net yield on total interest-
  earning assets (4)                        2.75         3.02         3.14           3.14         3.17

-------------

  (1) Includes interest-earning deposits.
  (2) Average yield on all interest-earning assets during the period less average rate paid on all interest-bearing liabilities.
  (3) Net interest earned divided by average interest-earning assets for the year.
  (4) Net interest earned divided by total interest-earning assets for the year.


AVERAGE BALANCE SHEET AND RATE/YIELD ANALYSIS. "See Management's Discussion and Analysis of Financial Condition and Results of Operations."

AVERAGE EQUITY TO AVERAGE ASSETS. The ratio of average equity to average assets measures a financial institution's financial strength. At December 31, 1999, savings and loan associations in Wisconsin were required to maintain an average equity to average assets ratio of at least 6.00%. At December 31, 1999, 1998, 1997, 1996 and 1995 the Savings Bank's average equity to average assets ratio was 9.99%, 10.83%, 11.24%, 12.14%, and 12.99%, respectively.

CASH DIVIDENDS. The following schedule sets forth the cash dividends paid per year:

                                                                       YEAR ENDED DECEMBER 31
                                                     --------------------------------------------------------
                                                      1999         1998         1997        1996        1995
                                                     ------       ------       ------      ------      ------
Cash Dividends Paid Per Share                        $0.40         $0.36        $0.32       $0.30       $0.28
                                                     =====         =====        =====       =====       =====

Cash Dividends Payout Ratio                          48.2%         46.8%        47.1%       81.1%(1)    54.9%
                                                     ====          ====         ====        ====        ====
   (dividends declared per share
       divided by basic net income per share)

----------------

(1) The Cash Dividends Payout Ratio was significantly increased in 1996 as a result of the SAIF special assessment, which significantly reduced net income per share. Without the SAIF special assessment, the Cash Dividend Payout Ratio would have been 55.0%.


SUBSIDIARIES. GNFSC, a wholly owned subsidiary of the Savings Bank, engages in the sale of credit life and disability insurance, and offers brokerage services to the public, including the sale of tax deferred annuities and mutual funds. First Northern's investment in GNFSC as of December 31, 1999 was $391,000.

         FNII, a wholly owned Savings Bank subsidiary, was established September 2, 1994 for the purpose of managing a majority of First Northern's investment portfolio. In April 1998, FNII began to purchase loans originated by SFC and the Savings Bank moved its indirect auto loan portfolio to FNII. In March 1999, the Savings Bank sold a $56.1 million mortgage loan participation to FNII. FNII managed approximately $32.4 million of investments, $51.3 million of mortgage loans and $75.3 million of indirect auto loans at December 31, 1999. First Northern's investment in FNII as of December 31, 1999 was $161,858,000.

         In March 1992, the Savings Bank acquired a 50% stock interest in SFC from another financial institution. SFC originates, sells, and services indirect automobile loans. As a result of this acquisition, SFC will on a regular basis, sell such loans to First Northern or FNII but retain the servicing of the loans. In April 1998, SFC began selling such loans to FNII but retains the servicing of the loans. First Northern's investment in SFC as of December 31, 1999 was $40,000.

         Keystone Financial Services, Inc. ("Keystone"), a wholly owned subsidiary of the Savings Bank, also engaged in the sale of credit life and disability insurance and tax deferred annuities and offered discount brokerage services for Prime Federal prior to the merger with and into First Northern. After the merger, First Northern transferred such business to GNFSC. Keystone is inactive, but will continue to be a wholly owned subsidiary of the Savings Bank for possible future use in a related or other area. First Northern's investment in Keystone as of December 31, 1999 was $100.

         Another wholly owned subsidiary of the Savings Bank, First Northern Financial Services, Inc., operated as a consumer lending subsidiary through 1981. As a result of legislative changes, First Northern now directly engages in consumer lending activities. First Northern Financial Services, Inc. is inactive, but it continues in existence for possible future use in a related or other area. First Northern's book value investment in First Northern Financial Services, Inc. as of December 31, 1999 was $100.

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

EMPLOYEES. At December 31, 1999, First Northern employed 199 full-time and 54 part-time employees. Management considers its relations with its employees to be excellent.

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

FEDERAL REGULATION OF HOLDING COMPANIES

ACTIVITIES RESTRICTIONS. There generally are no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association and which was in existence, like First Northern, before May 4, 1999. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

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

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. FDICIA provides for, among other things, establishment by the federal banking agencies of revised risk-based capital requirements designed to account for interest rate risk, concentration of credit risk and the risks of nontraditional activities; enhanced federal supervision of depository institutions, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions; the establishment of risk-based deposit insurance premiums; limitation of equity investments and other activities permissible to state savings associations to those permissible for federal savings associations; liberalization of the QTL; greater restrictions on transactions with affiliates; and mandated consumer protection disclosures with respect to deposit accounts. Certain provisions of FDICIA, which are potentially applicable to the Savings Bank, are discussed below.

         FDICIA requires the federal banking regulators to define five levels of regulatory capital (i.e., well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and mandates specific enforcement actions that the federal banking agencies must take with respect to depository institutions whose capital level is significantly below the required minimums. Depending upon the capital level, which the institution fails to meet, such institution may be prohibited from increasing its assets, acquiring another institution, establishing a branch, engaging in any new activities, or making capital distributions. Other actions which federal banking agencies may take with respect to such institution include requiring the issuance of additional voting securities; placing limitations on asset growth; mandating asset reduction; mandating changes in senior management; requiring the divestiture, merger or acquisition of the institution; placing restrictions on executive compensation; and any other action that the agency deems appropriate. If the depository institution's capital levels fall below certain thresholds, FDICIA requires that the appropriate federal banking agency be appointed as a receiver or conservator of the institution.

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

         The FDIC also adopted a final rule establishing a risk-based insurance premium assessment system, which took effect on January 1, 1993. Under this regulation, insurance premiums of SAIF insured institutions may vary, depending on the regulatory capital level and supervisory rating of the institution. This risk-based premium assessment system is not expected to result in any material increase in insurance premium assessments applicable to the Savings Bank because of its relatively high level of regulatory capital and favorable supervisory ratings. However, the FDIC has indicated it will review the adequacy of the premium assessment levels and will make further changes in premium rates as necessary to assure sufficient reserves are maintained in the insurance fund.

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

GRAMM-LEACH-BLILEY ACT. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley Act (the "Act") authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Under the Act, a bank holding company that qualifies as and elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting, and merchant banking. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are subsidiaries of one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and merchant banking.

         Under the law in effect prior to the Act, unitary savings and loan holding companies, such as First Northern, were not generally subject to any restrictions on the non-banking activities in which they could engage, either directly or through a subsidiary. The Act limits the nonbanking activities of unitary savings and loan holding companies by generally prohibiting any savings and loan holding company from engaging in any activity other than activities that (i) are currently permitted for multiple savings and loan holding companies or (ii) are permissible for financial holding companies (collectively "permissible activities"). The Act also generally prohibits any company from acquiring control of a savings association or savings and loan holding company unless the acquiring company engages solely in permissible activities. The Act creates an exemption from these general prohibitions for unitary savings and loan holding companies, like First Northern, in existence, or formed pursuant to an application pending before the OTS, on or before May 4, 1999.

         The Act also imposes new requirements on financial institutions with respect to customer privacy. The Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the Act.

         In addition, the Act contains significant revisions to the Federal Home Loan Bank System. The Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The Act makes membership in the Federal Home Loan Bank System voluntary for federal savings associations.

         The Act as well contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The Act reduces the frequency of Community Reinvestment Act examinations for small institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The Act also eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

         Many of the provisions of the Act have delayed effective dates and require the issuance of regulations to implement the statutory provisions. As such, First Northern is unable to predict the full impact of the Act on its operations at this time.

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

BAD DEBT RESERVES. On August 20, 1996, the President of the United States signed the Small Business Job Protection Act of 1996 (the "Act"). The Act repealed the "reserve method" of accounting for bad debts by most thrift institutions effective for taxable years beginning after 1995. Larger thrift institutions such as the Savings Bank are now required to use the "specific charge-off method." The Act also grants partial relief from reserve recapture provisions which are triggered by the change in method. This legislation did not have a material impact on First Northern's financial condition or results of operations.

         The federal income tax returns for First Northern have been examined and audited or closed without audit by the IRS for tax years through 1996.

         Depending on the composition of its items of income and expense, First Northern may be subject to alternative minimum tax ("AMT") to the extent AMT exceeds the regular tax liability. AMT is calculated at 20% of alternative minimum taxable income ("AMTI"). AMTI equals regular taxable income increased by certain tax preferences, including depreciation deductions in excess of allowable AMT amounts, certain tax-exempt interest income and 75% of the excess of adjusted current earnings ("ACE") over AMTI. ACE equals AMTI adjusted for certain items, primarily accelerated depreciation and tax-exempt interest. The payment of AMT would create a tax credit, which can be carried forward indefinitely to reduce the regular tax liability in future years.

STATE TAXATION. Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of First Northern's consolidated income tax group except FNII, which is located in Nevada. Presently, the income of FNII is only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax.


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
              Calumet County                                               Brown County

              NEW LONDON                                                   HORTONVILLE
              101 Park Street                                              209 South Nash Street
              New London,  WI  54961                                       Hortonville,  WI  54944
              Waupaca County                                               Outagamie County

              MARINETTE                                                    OPERATIONS CENTER
              830 Pierce Avenue                                            201 West Walnut St.
              Marinette, WI  54143-0138                                    Green Bay,  WI  54302
              Marinette County                                             Brown County


         With the exception of the Pine Tree Mall location, and the Operations Center, which are leased, First Northern owns the remainder of its locations. The eighteen owned locations are all free-standing buildings which contain between 1,800 and 3,600 square feet, with the exception of the corporate/downtown office, New London office and East De Pere office which contain approximately 25,000, 8,000 and 4,400 square feet, respectively. Each of the owned locations also has drive-up facilities. The Pine Tree Mall location is approximately 1,500 square feet and the Operations Center in downtown Green Bay is approximately 14,000 square feet. All of First Northern's services are available to its customers in each office except the Operations Center.

         The eighteen locations owned by First Northern had a book value (net of accumulated depreciation) of $6,006,000 at December 31, 1999.

         All of First Northern's locations are designed for use and operation as a savings bank except for the Operations Center, are well maintained and suitable for current operations.

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

                                                    OFFICES AND POSITIONS
                                                      WITH FIRST NORTHERN                  PRESENT OFFICE
NAME                                  AGE           AND THE SAVINGS BANK                   HELD SINCE(1)
Michael D.  Meeuwsen                  46            Director, President                         1988  (2)
                                                    and Chief Executive Officer
                                                    of First Northern and the
                                                    Savings Bank


Rick B.  Colberg                      47            Vice President, Chief                       1980  (3)
                                                    Financial Officer and
                                                    Treasurer of First Northern
                                                    and Senior Vice President,
                                                    Chief Financial Officer and
                                                    Treasurer of the Savings Bank

Marla J.  Carr                        44            Vice President and Secretary                1980  (4)
                                                    of First Northern and
                                                    Senior Vice President-Human
                                                    Resources and Secretary
                                                    of the Savings Bank

John E.  Steinbrecker                 49            Senior Vice President-Retail                1984  (5)
                                                    Deposits and Brokerage Services
                                                    of the Savings Bank

Richard E.  Aicher                    49            Senior Vice President-Lending of            1979  (6)
                                                    the Savings Bank

Dale J.  Darmody                      51            Senior Vice President-Director of           1990  (7)
                                                    Branch Development of the
                                                    Savings Bank

Steven L.  Wilmet                     53            Senior Vice President-Operations and        1994  (8)
                                                    Branch Development of the
                                                    Savings Bank


--------------------

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

(3) Mr. Colberg, prior to becoming Treasurer of the Savings Bank in 1982, was Vice President since 1978, was Chief Financial Officer in 1980 and designated Senior Vice President in 1997. Mr. Colberg has been employed by the Savings Bank for 28 years.

(4) Ms. Carr has been Human Resources Director of the Savings Bank since 1976. She was elected Vice President, Secretary in 1980 and designated Senior Vice President in 1997. Ms. Carr has been with the Savings Bank for 26 years.

(5) Mr. Steinbrecker was named Vice President-Retail Deposits and Brokerage Services in 1994 and Senior Vice President in 1997. Prior to that he was named Vice President-Savings and Marketing in 1984 and was named Vice President and Marketing Director in 1981. Mr. Steinbrecker has been employed by the Savings Bank for 20 years.

(6) Mr. Aicher, who has been with the Savings Bank since 1974, was elected Vice President in 1977, loan manager in 1979 and Senior Vice President in 1997. Mr. Aicher has been employed by the Savings Bank for 26 years.

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

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

         The common stock of First Northern Capital Corp. is traded on The Nasdaq Stock Market(R) National Market under the symbol "FNGB." Information in this section has been restated to give retroactive effect to the Company's August 18, 1997, two-for-one stock split in the form of a 100% stock dividend.

         As of February 25, 2000, there were 8,586,308 shares of common stock outstanding and approximately 2,370 stockholders of record of the Company's common stock. The chart below represents the cash dividends paid for each of the stated quarters.

                                                    CASH DIVIDENDS PAID
QUARTER                   2000          1999         1998         1997         1996         1995
                         ------        ------       ------       ------       ------       ------
1st Quarter            $   .11*       $   .10       $   .09      $   .08     $    .075     $   .07
2nd Quarter                 --            .10           .09          .08          .075         .07
3rd Quarter                 --            .10           .09          .08          .075         .07
4th Quarter                 --            .10           .09          .08          .075         .07
                          ----           ----          ----         ----         -----        ----
Total                       --        $   .40       $   .36      $   .32     $    .300     $   .28
                          ====           ====          ====         ====         =====        ====

* The Company's Board of Directors raised the regular quarterly cash dividend from $0.10 to $0.11 per share, a 10% increase, which was paid on February 9, 2000 to stockholders of record on January 31, 2000.

         The Company anticipates that it will continue to pay quarterly cash dividends on its common stock, although there can be no assurance that payment of such dividends will continue. The payment of dividends in the future is discretionary with the Company's Board of Directors and will depend on the Company's operating results and financial condition, regulatory limitations, tax considerations and other factors. Under the Merger Agreement with Mutual, pending the completion of the Merger, First Northern has agreed not to pay any dividends except for regular quarterly cash dividends not exceeding $0.11 per share.

         Interest on deposit accounts will be paid prior to payment of dividends on the Company's common stock. Earnings appropriated to bad debt reserves and deducted for federal income tax purposes cannot be used to pay cash dividends without the payment of federal income taxes on the amounts removed from the reserves for such purpose at the then current income tax rate.

                        COMMON STOCK TRADING PRICE RANGE
                           (High and Low Sales Price)



                              1999                   1998                 1997                 1996                1995
                      -------------------    ------------------    -------------------   -----------------   -----------------
                         High       Low        High        Low       High        Low       High       Low       High     Low
                         ----       ---        ----        ---       ----        ---       ----       ---       ----     ---
1st Quarter               13        10 7/8     14          12 1/4     10        8 1/8      8 3/8      7 5/9     6 7/8    5 7/8
2nd Quarter               12        10         14          13         11        9 1/8      8 1/4      7 9/16    7 1/8    6 1/2
3rd Quarter               14        10 5/8     13 7/8       9 3/4     14 1/4   10 9/16     8 3/4      7 9/16    8 7/16   6 5/8
4th Quarter               12 1/8     8 3/4     13 3/4       9 1/2     14 1/8   12 3/4      9 1/2      8         8 1/4    7 3/8

During the first two months of 2000, the Company's common stock sales price ranged between $14.00 to $8.25 per share, and closed on February 29, 2000 at $12.438 per share.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL HIGHLIGHTS

All information has been restated to reflect the December 20, 1995 reorganization of the Savings Bank into a unitary holding company structure and the two-for-one stock split on August 18, 1997.


OPERATING RESULTS FOR YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------

                                   1999              1998           1997             1996              1995
                                ----------        ----------     ----------       -----------       ----------
                                               (Dollars in thousands, except per share amounts)
Interest Income                    $52,770          $49,690        $46,596           $41,876           $39,025
Interest Expense                    30,686           29,003         26,491            23,203            22,036
Net Interest Income                 22,084           20,687         20,105            18,673            16,989
Provision for Loan Losses              472              420            320               370               240
Non-Interest Income                  3,854            4,239          3,276             2,686             3,210
Non-Interest Expense                14,564           14,071         13,374            15,939(1)         12,651
Net Income                           7,377            6,829          6,036             3,283(2)          4,590
Basic Net Income Per Share            0.85             0.77           0.68              0.37(2)           0.51
Diluted Net Income per Share          0.83             0.75           0.66              0.36(2)           0.49
Dividends Declared (Historical)       0.40             0.36           0.32              0.30              0.28

(1) Non-interest expense includes the one-time special SAIF assessment of $2,856,000.
(2) Net income, basic net income per share and diluted net income per share were decreased by the after tax effect of the one-time special SAIF assessment of $1,733,000, $0.19 and $0.19, respectively.

FINANCIAL POSITION AT DECEMBER 31
--------------------------------------------------------------------------------

                                      1999          1998           1997              1996             1995
                                   ----------    ----------     ----------        -----------      ----------
                                                           (In thousands, except per share amounts)
Assets                            $839,623         $719,713       $667,696           $615,503        $553,467
Securities Available-for-Sale       13,998           10,201          7,731              7,472           4,991
Securities Held-to-Maturity         36,263           35,263         31,906             25,908          23,388
Loans Receivable                   736,880          631,739        593,529            553,995         500,535
Loans Held for Sale                  1,085            3,075          2,119              2,532           2,989
Deposits                           566,908          542,372        481,788            458,323         449,954
Borrowings                         185,899           91,977        103,277             77,272          21,000
Stockholders' Equity                76,795           76,093         73,817             70,224          72,579
Book Value Per Share                  8.98             8.68           8.35               8.01            7.97
Shares Outstanding
   Net of Treasury Stock             8,549            8,765          8,846              8,775           9,110

KEY RATIOS & OTHER DATA AT OR FOR THE YEAR ENDED DECEMBER 31
--------------------------------------------------------------------------------

                                      1999          1998              1997               1996          1995
                                   ----------    ----------        ----------         ----------    ----------
Interest Rate Spread Information:
   Weighted Average Interest Rates
     Loans/Investments Yield           7.14%         7.25%              7.57%            7.43%           7.39%
     Cost of Money                     4.68%         4.54%              4.83%            4.60%           4.63%
     Spread at December 31             2.46%         2.71%              2.74%            2.83%           2.76%
Average Spread Earned
    During the Year                    2.69%         2.73%              2.83%            2.86%           2.69%
Non-performing Assets to
    Total Assets                       0.08%         0.06%              0.09%            0.15%           0.10%
Return on Average Assets               0.96%         0.98%              0.94%            0.56%(1)        0.83%
Return on Average
   Stockholders' Equity                9.60%         9.08%              8.38%            4.61%(1)        6.43%
Stockholders' Equity to
    Total Assets                       9.15%        10.57%             11.06%           11.41%          13.11%
Net Interest Margin                    3.00%         3.11%              3.26%            3.31%           3.17%
Number of Offices                        19             19                19                20             20
Number of Employees -
   Full-Time Equivalents                230            221               216               214            213

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

         The Savings Bank is the only direct subsidiary of the Company and its operations are the primary contributor to the Company's earnings and expenses. The Savings Bank's business consists primarily of attracting deposits from the general public and originating loans throughout its Northeastern Wisconsin branch network. Great Northern Financial Services Corporation ("GNFSC"), a wholly owned subsidiary of the Savings Bank, offers full brokerage services to the public through a network agreement with a registered broker-dealer and sells tax deferred annuities, credit life and disability insurance. Another wholly owned Savings Bank subsidiary, First Northern Investments, Inc. ("FNII"), manages a majority of the Savings Bank's investments, purchases automobile loans from Savings Financial Corp. ("SFC") and mortgage loan participations from its parent. SFC, which is 50% owned by the Savings Bank, originates, services and sells automobile loans to FNII and its other parent corporation.

         In connection with the following discussion, see the financial data in
Item 1 and "Cautionary Factors" in Item 1 of this document regarding forward-looking statements and factors that could impact the business and financial prospects of the Company.

MERGER AGREEMENT
         On February 21, 2000, First Northern entered into a Merger Agreement with Mutual Savings Bank which provides for the acquisition of First Northern by Mutual. See Item 1. "Business--Merger Agreement with Mutual Saving Bank.", which is incorporated by reference herein.

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

         Federal regulations historically have required First Northern to maintain minimum levels of liquid assets such as cash, certain time deposits, U.S. government and agency securities, and other obligations generally having remaining maturities of less than five years. Liquidity requirements have varied from time to time based upon economic conditions and deposit flows. The current requirement is 4% of the preceding calendar month's average net withdrawable deposits and borrowings payable on demand or in one year or less ("liquidity base") or of the average daily balance of the liquidity base during the preceding quarter. The Company's total liquidity ratio at December 31, 1999 was 5.45% and 5.49% at December 31, 1998. The liquidity ratio decreased at year-end 1999 as compared to year-end 1998 as a result of funding loan originations.

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

INVESTMENT AND MORTGAGE-RELATED SECURITIES. A substantial portion of the Company's investment securities (approximately $32.4 million at December 31, 1999 and $33.3 million at December 31, 1998) are held and managed by FNII. (See Notes to Consolidated Financial Statements -- Note 2 and Note 3 -- Securities Available-for-Sale and Securities Held-to-Maturity.)

         Interest-earning deposits increased $3.5 million in 1999 as a result of placing excess funds in overnight deposits until the funds (usually a day) are needed.

         The securities available-for-sale increased to $14.0 million at December 31, 1999, from $10.2 million at December 31, 1998. The increase in 1999 is the result of reinvesting interest earned on the investments held in available-for-sale into additional securities and the purchasing of additional mortgage-related securities. First Northern purchases mortgage-backed and mortgage-related securities that are guaranteed by government sponsored enterprises such as FHLMC, FNMA and GNMA.

         The securities held-to-maturity increased to $36.3 million at December 31, 1999 from $35.3 million at December 31, 1998, as a result of reinvesting interest earned on the investments held-to-maturity.

LENDING ACTIVITIES. First Northern has traditionally concentrated on the origination of adjustable and fixed interest rate one- to four-family mortgage loans and consumer loans throughout its 19 offices. First Northern also originates construction, more than four-family ("multi-family") residential, commercial real estate loans and beginning in 1999, commercial loans. In addition, the Savings Bank will purchase one- to four-family and multi-family mortgage loans from other sources primarily within the State of Wisconsin. Adjustable interest rate mortgage loans are originated for First Northern's portfolio while fixed interest rate mortgage loans, particularly those with terms greater than 20 years, are primarily originated for sale in the secondary mortgage market. First Northern retains 15 and 20 year fixed interest rate mortgage loan originations in its portfolio. At December 31, 1999, approximately 75% of First Northern's mortgage loan portfolio were interest rate adjustable as compared to 76% at December 31, 1998.

         First Northern originates a variety of adjustable and fixed interest rate mortgage loan products based upon market demands and general economic conditions. Adjustable indexed interest rate mortgage loans at December 31, 1999, contain an interest rate adjustment provision tied to the national monthly median cost of funds ratio for Savings Association Insurance Fund ("SAIF") insured institutions, plus an additional mark-up of 2.95% to 4.25% (the "index") which varies with the mortgage loan product. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates. In the first six months of 1999, First Northern adjusted interest rates on indexed mortgage loans downward at or before the contractual interest rate adjustment date in response to decreasing market interest rates. If the adjustable indexed mortgage loans interest rates had not been decreased, these mortgage loans would have refinanced to a fixed interest rate mortgage loan or another indexed mortgage loan at a lesser interest rate. In the second quarter of 1999, the increasing market interest rates allowed First Northern to increase interest rates on certain mortgage loans. In 1999, First Northern decreased interest rates on approximately $28.0 million of its mortgage loans and increased interest rates on approximately $43.0 million of its mortgage loans.

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

         At December 31, 1999, approximately 23% and as of December 31, 1998, approximately 35% of First Northern's consumer loan portfolio was interest rate adjustable.

         First Northern added commercial lending to its existing product lines in the second quarter of 1999. To manage the commercial banking department, First Northern hired an experienced commercial loan manager. During 1999, $5.0 million of commercial loans were originated as well as $14.4 million of commercial real state loans which are reported in the mortgage loan originations.

         The following table sets forth First Northern's mortgage, consumer and commercial loan originations and purchases:

                                                                         LOAN ORIGINATIONS AND PURCHASES
                                                                        DURING THE YEAR ENDED DECEMBER 31
                                                                          1999                    1998
                                                                       ---------               ---------
                                                                                 (IN THOUSANDS)
Mortgage loans originated and purchased :
   Construction - residential                                          $  46,226               $  31,115
   Construction - commercial real estate                                   1,540                   5,930
   Loans on existing property                                             80,051                  59,021
   Refinancing                                                            62,432                 153,614
   Other loans                                                             2,739                   2,049
                                                                       ---------               ---------
Total mortgage loans originated and purchased                            192,988                 251,729

Consumer loans originated and purchased:
   Consumer                                                               10,831                   9,912
   Second mortgage                                                        47,415                  38,747
   Automobile                                                             72,264                  48,661
   Education                                                               2,143                   2,317
                                                                       ---------               ---------
Total consumer loans originated and purchased                            132,653                  99,637
                                                                       ---------               ---------

Commercial loans originated and purchased                                  5,032
                                                                       ---------               ---------
Total loans originated and purchased                                   $ 330,673               $ 351,366
                                                                       =========               =========


         The dollar volume of First Northern's mortgage loan originations and purchases decreased in 1999 as compared to 1998 primarily as a result of a decline in the mortgage loan refinancing activity. In addition, First Northern continued to purchase mortgage loans in 1999 primarily from other Wisconsin financial institutions. In 1999, First Northern purchased $31.9 million of one- to four-family residential loans, $1.5 million of multi-family loans and $3.5 million of commercial real estate loans as compared to $15.0 million of one- to four-family residential, $1.7 million of multi-family and $0.6 million of commercial real estate loans in 1998. First Northern purchases loans when interest rates on these loans provide an opportunity to incrementally add to the profitability of the Company.

         First Northern's growth in the dollar amount of mortgage loans outstanding was $70.1 million or 14.3% for 1999 as compared to $38.7 million or 8.6% in 1998. The increase in the 1999 mortgage loan portfolio was the result of more adjustable interest rate mortgage loan originations which are retained in the portfolio, as opposed to 30 year fixed interest rate mortgage loan originations which are sold in the secondary market, and reduced mortgage loan refinancings.

         At December 31, 1999, First Northern had approximately $140.2 million fixed interest rate mortgage loans in its mortgage loan portfolio, compared to approximately $116.0 million of fixed interest rate mortgage loans at December 31, 1998.

         In 1999, First Northern sold $20.1 million of fixed interest rate mortgage loans as compared to $63.2 million in 1998. This decrease was the result of increasing interest rates on fixed interest rate mortgage loans and a shift in consumer preference toward adjustable interest rate mortgage loans.

         The consumer loan portfolio at December 31, 1999, increased $36.4 million as compared to December 31, 1998 as a result of increased consumer loan originations and purchases. The increase in consumer loan originations of $33.0 million was the result of increased second mortgage loan originations and an increase in the dollar amount of loan purchases from SFC. In 1999, First Northern and FNII purchased $63.7 million of automobile loans from SFC as compared to $40.9 million in 1998. This increase in purchases from SFC was the result of continued growth in the indirect automobile loan market. SFC originates indirect automobile loans in the State of Wisconsin and sells these loans to the Savings Bank or FNII and the other SFC shareholder while retaining the servicing of such loans.

ASSET QUALITY. First Northern currently classifies any loan on which a payment is 90 days or more past due as non-performing. The following table summarizes non-performing loans and assets:



                                                                   NON-PERFORMING LOANS AND ASSETS

                                                                            AT DECEMBER 31
                                                                   1999                      1998
                                                                  ------                   -------
                                                                       (DOLLARS IN THOUSANDS)

Non-accrual mortgage loans                                         $243                      $223
Non-accrual consumer loans                                           40                       123
                                                                 ------                     -----
Total non-performing loans                                          283                       346
Properties subject to foreclosure                                   318                        68
Foreclosed properties and repossessed assets                         63                        38
                                                                 ------                    ------

Total non-performing assets                                        $664                      $452
                                                                   ====                      ====

Non-performing loans as a percent of total loans                    .04%                      .05%
                                                                    ===                       ===

Non-performing assets as a percent of total assets                  .08%                      .06%
                                                                    ===                       ===


         Total non-performing loans and assets increased in dollar amount in 1999 as compared to 1998, but decreased as a percentage of total loans. This low level of non-performing loans, as compared to state and national averages, was the result of the stable economy in First Northern's market areas and management's continued emphasis to maintain non-performing assets at low levels.

         Management also believes that allowances for losses on loans, real estate owned and repossessed assets are adequate. While management uses available information to recognize losses on loans, real estate owned and repossessed assets, future additions to the allowances may be necessary based on changes in economic conditions or regulatory requirements.

         A summary of the general loan loss allowances is shown below:


                                                                GENERAL LOAN LOSS ALLOWANCES
                                                          AT OR FOR THE YEAR ENDED DECEMBER 31
                                                          1999              1998              1997
                                                      -----------       ------------      -----------
                                                                 (DOLLARS IN THOUSANDS)
Balance at the beginning of the year                    $3,531            $3,177            $2,937
Provisions                                                 472               420               320
Charge-offs                                               (122)              (99)             (101)
Recoveries                                                  29                33                21
                                                     ---------         ---------         ---------

Balance at the end of the year                          $3,910            $3,531            $3,177
                                                        ======            ======            ======

Allowance as a percent of
     total loans                                           .53%              .56%              .53%
                                                           ===               ===               ===

Allowance as a percent of
     non-performing loans                             1,381.63%         1,020.52%           722.05%
                                                      ========          ========            ======


Allowance as a percent of
     total assets                                          .47%              .49%              .48%
                                                           ===               ===               ===

Allowance as a percent of
     non-performing assets                              588.86%           781.19%           535.75%
                                                        ======            ======            ======

LIFE INSURANCE POLICIES. Life insurance policies or bank owned life insurance ("BOLI") increased $1.0 million in 1999 primarily as a result of the increased value. BOLI is long-term life insurance on the lives of certain current and past Savings Bank employees where the insurance policy benefits and ownership are retained by the Savings Bank. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the participant's death. Management believes this is an effective method to help offset a portion of future employee benefit costs.

DEPOSITS. Deposits increased $24.5 million or 4.5% in 1999 as compared to $60.6 million or 12.6% in 1998. Deposit growth moderated in 1999 primarily as a result of the investment returns on competing investments in which consumers placed their funds. As of December 31, 1999 deposits totaled $566.9 million or 74.3% of total liabilities.

         First Northern experienced modest deposit growth in 1999 as a result of; (i) Northeastern Wisconsin continuing to have good economic growth which has created new customers; and (ii) the utilization of wholesale and jumbo deposits. Competition for retail deposits in First Northern's market area has been and will continue to be very strong.

         First Northern establishes savings deposit interest rates to be competitive in each market area and to maintain a favorable interest rate spread. The deposit acquisition philosophy continues to be that an increase in deposit dollars will be sought only if the increase is incrementally profitable.

         Due to competition for retail deposits, First Northern will continue to seek alternative sources of funding, including wholesale and jumbo ($90,000 or more) deposits. At December 31, 1999, First Northern had a total of $53.2 million of wholesale brokered, corporate and municipal jumbo deposits as compared to $32.1 million at the end of 1998. Jumbo and wholesale deposits accounted for 86% of the deposit increase for 1999 and at times, were obtained at a slightly lower cost than retail deposits. This strategy of acquiring wholesale and jumbo deposits continues to be an integral part of the Savings Bank's deposit acquisition strategy for 2000.

         First Northern established an internet site (www.firstnorthern.com) in 1999 and utilized other websites to publicize deposit interest rates. Management believes the website aided in the acquisition of jumbo deposits. The First Northern website is anticipated to develop into another distribution channel for First Northern products and services in the year 2000 and beyond.

         First Northern believes that the household checking account is the basic account upon which further customer banking relationships can be developed. First Northern utilized aggressive pricing and marketing of the checking account and has been able to become the "primary financial institution" for many households. First Northern will continue to emphasize the number of households using First Northern's checking account services which is anticipated to increase associated non-interest fee income.

         To enhance this checking account relationship and to increase non-interest fee income, First Northern continued to expand its First Northern CheckCard (Debit Card) base. The First Northern CheckCard offers a checking account customer the opportunity to access a checking account anywhere in the world where VISA is accepted. First Northern aggressively marketed the First Northern CheckCard since 1997 and as a result of this aggressive marketing philosophy, the CheckCard has gained greater customer acceptance and increased product profitability.

         New deposit opportunities will be available as a result of the addition of the Commercial Banking Department in 1999. Efforts to obtain commercial checking and other commercial investments from new and existing commercial customers will be an area of emphasis for First Northern.

         The Taxpayers Relief Act of 1997 continues to offer investors and homeowners significant tax planning opportunities ranging from income tax savings, estate tax savings, lower capital gains rates, retirement and education benefits, and the elimination of certain taxes altogether. Although First Northern had anticipated that the new Roth and Education Individual Retirement Account would result in higher deposit growth, First Northern did not experience a significant deposit growth in these retirement accounts for the second straight year. Educational efforts will continue to be made to communicate the advantages of the Roth and Education Individual Retirement Accounts to existing and potential customers.

         The GNFSC Investment Center, established in April, 1995, posted a fifth straight year of profitability. Profits for 1999 were a record for the Investment Center. The Investment Center offers non-insured deposit products, such as fixed and variable tax-deferred annuities, stocks, mutual funds and brokerage products through a network agreement with a registered broker-dealer.

The establishment of the Investment Center has resulted in increased customer retention and new customer relationships through the existing Savings Bank's branch network.

         First Northern's objective is to create a one-stop family financial banking center by offering a wide selection of checking accounts, short, intermediate and long-term certificates of deposit, insured retirement accounts, mutual funds, other investments and mortgage and consumer loans to meet a wide variety of customer needs.

BORROWINGS. Borrowings, primarily from the FHLB of Chicago, increased $93.9 million at December 31, 1999, as compared to December 31, 1998, as a result of the Savings Bank's loan growth and modest deposit growth. The borrowings have maturities ranging from overnight to approximately nine years (See Notes to Consolidated Financial Statements -- Note 7-Borrowings). Management anticipates it will continue to utilize borrowings to fund its growth in interest-earning assets in 2000.

STOCKHOLDERS' EQUITY. First Northern's stockholders' equity to total assets ratio at December 31, 1999, was 9.15%, as compared to 10.57% at December 31, 1998. First Northern employs methods which are intended to increase interest-earning assets and thus reduce the percentage of equity to total assets (known as leveraging). In addition to interest-earning asset growth, the Company has also repurchased its stock. The first stock repurchase program, which began in March of 1996 and was completed in September 1996, resulted in the repurchase of 456,934 shares at an average cost of $7.91 per share. A second stock repurchase program which began in October 1996 authorized the repurchase of 438,114 shares. The second stock repurchase program repurchased 60,800 shares at an average cost of $8.62 per share before it expired in October 1997. A third stock repurchase program was implemented in March of 1998 which authorized the repurchase of up to 446,101 shares. At December 31, 1999, all 446,101 shares authorized to be repurchased were at an average cost of $11.81 per share. First Northern may implement additional stock repurchase programs in the future if it is determined to be economically prudent and with the consent of Mutual per the Merger Agreement.

         The Wisconsin Department of Financial Institutions--Division of Savings Institutions, which regulates the Savings Bank, requires maintenance of a minimum of six percent equity to total assets. In addition, the Office of Thrift Supervision ("OTS") capital rules require the Savings Bank to meet certain capital standards: (i) tier I (core) capital to risk-weighted assets; (ii) risk-based capital to risk-weighted assets; and (iii) tier I (core) capital to adjusted assets. The Savings Bank meets and exceeds all regulatory capital standards (See Notes to Consolidated Financial Statements--Note 10--Stockholders' Equity).

ASSET AND LIABILITY MANAGEMENT

         The primary function of asset and liability management is to provide liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Interest rate risk is the imbalance between interest-earning assets and interest-bearing liabilities at a given maturity or repricing date and is commonly referred to as the interest rate gap (the "gap"). A positive gap exists when there are more assets than liabilities maturing or repricing within the same time frame. A negative gap occurs when there are more liabilities than assets maturing or repricing within the same time frame. The following chart reflects First Northern's gap position as of December 31, 1999:


                                                                   CUMULATIVE GAP POSITION
                                                -----------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
                                                3 MONTHS       4 TO 12      1 TO 5        OVER
                                                OR LESS         MONTHS       YEARS        5 YEARS     TOTAL
   Interest-earning assets:
     Mortgage loans (1)                       $   26,677      $ 212,205      $221,665      $81,289    $541,836
     Consumer loans (2)                           58,651         58,566        67,003       11,597     195,817
     Commercial loans                              3,730             75           966            0       4,771
     Investment securities (3)                    28,666          6,975        20,816            0      56,457
     Mortgage-related securities (4)                 780          3,100         8,017        3,906      15,803
     Interest-earning deposits                     4,230             99             0            0       4,329
                                            ------------  ------------- -------------  ----------- -----------
          Total rate-sensitive assets            122,734        281,020       318,467       96,792     819,013
   Interest-bearing liabilities:
     Passbook accounts (5)                         2,118          6,354        24,428       35,933      68,832
     NOW & variable rate insured
          money market accounts (5)               60,676          4,864        20,596       51,360     137,496
     Time deposits (5)                           112,860        168,264        76,633            0     357,757
     Advance payments by borrowers
          for taxes and insurance                  1,944          1,943             0            0       3,887
     Borrowings                                  108,161         40,773        35,940        1,025     185,899
                                              ----------    -----------    ----------    ---------   ---------
          Total rate-sensitive liabilities       285,759        222,198       157,597       88,318     753,871
                                              ----------     ----------     ---------     --------   ---------

    Gap                                        $(163,025)    $   58,822      $160,870     $  8,474   $  65,142
                                               =========     ==========      ========     ========   =========

    Cumulative gap                             $(163,025)     $(104,202)    $  56,667      $65,142
                                               =========      =========     =========      =======
    Cumulative gap as a percentage
          of total assets                          (19.4)%        (12.4)%         6.7%         7.8%
                                                   =====          =====           ===          ===




(1)      Excludes undisbursed loan proceeds of $17,852.
(2)      Includes $1,085 of education loans held for sale.
(3) Includes $9,250 of FHLB stock; includes $13,548 of life insurance policies; excludes unrealized gains or losses.
(4)      Excludes unrealized gains or losses.
(5) Does not include accrued interest, which totals $2,823 for all deposits.

         The calculation of a gap position is subjective by nature and requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Assumptions used in estimating the maturity/repricing amounts and dates of the more significant asset and liability categories include: (i) investment securities - based upon contractual maturities and if applicable, call dates; (ii) loans - based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon the Company's historical experience; (iii) mortgage-related securities based upon an average of Wall Street estimates for prepayment speeds; and (iv) deposits based upon contractual maturities and various decay rates applied to the remaining deposit dollars. The decay rate, which varies with deposit product, is based on historical decay rates of First Northern.

         First Northern's overall asset and liability management goal is to maximize long-term profitability and returns to stockholders. First Northern's current strategy is to: (i) originate and retain adjustable interest rate mortgage loans; (ii) originate and retain 15 and 20 year fixed interest rate mortgage loans; (iii) originate and sell most 30 year fixed interest rate mortgage loans; (iv) originate shorter maturity consumer loans; (v) emphasize the origination of adjustable interest rate home equity loans; (vi) counsel depositors to balance their deposits between short-, intermediate-, and long-term deposits; and (vii) offer new and attractive deposits and investment opportunities. In addition, borrowings with various terms are used to reach the targeted asset/liability mix. Currently, management's strategic goal for asset/liability management is to maintain a cumulative one (1) year gap within a range of a positive 10% to a negative 20%. Management believes this is an appropriate level to achieve First Northern's long-term goals, while controlling interest rate risk.

IMPACT OF YEAR 2000

         First Northern did not experience any problems to its critical operating systems on January 1, 2000. First Northern had tested and/or upgraded its systems (such as software, hardware, telephones, voicemail, heating, ventilating, air conditioners, alarms etc.) throughout 1999. The Company anticipated that all modifications, upgrades or replacement of all systems would not exceed $170,000 (pre-tax). At December 31, 1999, approximately $148,000 (pre-tax) had been spent. First Northern will continue to monitor its systems during 2000.

GRAMM-LEACH-BLILEY ACT

         Management anticipates the Gramm-Leach-Bliley Act will not have a significant impact on First Northern's operations in the near future; however, management will continue to evaluate and look for opportunities as a result of the Act and is unable to predict the impact on its operations at this time. See
Item 1. "Business--Regulation--Federal Regulation of Holding Companies--Gramm-Leach-Bliley Act."

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


                                                              AVERAGE BALANCE SHEET, INTEREST AND RATE PAID
                                                                         YEAR ENDED DECEMBER 31
                                                ----------------------------------------------------------------------------
                                                                1999                                1998
                                                ------------------------------------      ----------------------------------

                                                AVERAGE      INTEREST         YIELD/      AVERAGE     INTEREST        YIELD/
                                                BALANCE     EARNED/PAID       RATE        BALANCE    EARNED/PAID      RATE
                                                --------    -----------      -------      -------    -----------     -------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets (1):
   Mortgage loans .........................     $500,111      $35,164         7.03%      $456,977      $33,510        7.33%
   Consumer loans .........................      175,577       13,816         7.87        160,706       13,273        8.26
   Commercial Loans .......................        5,454          468         8.58
   Investment securities ..................       38,789        2,336         6.02         34,828        2,138        6.14
   Interest-earning deposits ..............        1,702           82         4.82          2,623          147        5.60
   Mortgage-related securities ............       14,765          904         6.12          9,996          622        6.22
                                                --------      -------         ----       --------      -------        ----
   TOTAL ..................................      736,398       52,770         7.17        665,130       49,690        7.47

 Interest-bearing liabilities:
   Passbook accounts ......................       70,425        1,385         1.97         63,643        1,364        2.14
   NOW and variable rate insured
     money market accounts ................      132,629        3,085         2.33        117,944        2,927        2.48
   Time deposits ..........................      350,423       19,090         5.45        327,674       18,979        5.79
   Advance payments by borrowers
     for taxes and insurance ..............        7,002          162         2.31          6,680          155        2.32
   Borrowings .............................      124,186        6,964         5.61         95,890        5,578        5.82
                                                --------      -------         ----       --------      -------        ----

   TOTAL ..................................      684,665       30,686         4.48        611,831       29,003        4.74
                                                --------      -------         ----       --------      -------        ----

 Net interest-earning assets
   and interest rate spread ...............     $ 51,733                      2.69%      $ 53,299                     2.73%
                                                ========                      ====       ========                     ====

 Average interest-earning
   assets, net interest income
   and net yield on average
   interest-earning assets ................     $736,398      $22,084         3.00%      $665,130      $20,687        3.11%
                                                ========      =======         ====       ========      =======        ====

 Average interest-earning assets...........        107.6%                                   108.7%
  to interest-bearing liabilities                  =====                                    =====


                                                AVERAGE BALANCE SHEET, INTEREST AND RATE PAID
                                                          YEAR ENDED DECEMBER 31
                                                ---------------------------------------------
                                                                1997
                                                --------------------------------------------

                                                 AVERAGE     INTEREST         YIELD/
                                                 BALANCE    EARNED/PAID       RATE
                                                 -------    -----------      -------

Interest-earning assets (1):
   Mortgage loans .........................     $426,748       31,443         7.37%
   Consumer loans .........................      148,614       12,529         8.43
   Commercial Loans .............
   Investment securities ..................       29,154        1,844         6.33
   Interest-earning deposits ..............          762           45         5.91
   Mortgage-related securities ............       11,558          735         6.36
                                                 -------      -------         ----
   TOTAL ..................................      616,836       46,596         7.55

 Interest-bearing liabilities:
   Passbook accounts ......................       60,057        1,322         2.20
   NOW and variable rate insured
     money market accounts ................      104,665        2,536         2.42
   Time deposits ..........................      307,423       17,579         5.72
   Advance payments by borrowers
     for taxes and insurance ..............        6,652          149         2.24
   Borrowings .............................       82,644        4,905         5.94
                                                --------      -------         ----

   TOTAL ..................................      561,441       26,491         4.72
                                                --------      -------         ----

 Net interest-earning assets
   and interest rate spread ...............     $ 55,395                      2.83%
                                                ========                      ====

 Average interest-earning
   assets, net interest income
   and net yield on average
   interest-earning assets ................     $616,836       20,105         3.26%
                                                ========      =======         ====

 Average interest-earning assets
  to interest-bearing liabilities..........        109.9%
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

          Information in the table below is provided in each category with respect to (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate, and (iii) changes attributable to changes in rate/volume (changes in rate multiplied by changes in volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                                   RATE VOLUME ANALYSIS
                                                                  YEAR ENDED DECEMBER 31
                                                                      1999 VS 1998
                                             -------------------------------------------------------------
                                                               INCREASE (DECREASE) DUE TO:
                                             -------------------------------------------------------------
                                                                                  RATE/
                                                RATE             VOLUME           VOLUME           TOTAL
                                                ----             ------           ------           -----
                                                                        (IN THOUSANDS)
Interest-earning assets:
     Mortgage loans                           $(1,371)           $3,154           $ (129)          $1,654
     Consumer loans                              (627)            1,228              (58)             543
     Commercial loans                                                                468              468
     Investment securities                        (42)              245               (5)             198
     Interest-earning deposits                    (20)              (52)               7              (65)
     Mortgage-related securities                  (10)              297               (5)             282
                                              -------            ------           ------           ------

     TOTAL                                    $(2,070)           $4,872           $  278            3,080
                                              =======            ======           ======           ------

Interest-bearing liabilities:
     Passbook accounts                        $  (108)           $  141           $  (12)              21
     NOW and variable rate insured
         money market accounts                   (177)              357              (22)             158
     Time deposits                             (1,114)            1,302              (77)             111
     Advance payments by borrowers
         for taxes and insurance                   (1)                8                                 7
     Borrowings                                  (201)            1,646              (59)           1,386
                                              -------            ------           ------           ------

     TOTAL                                    $(1,601)           $3,454           $ (170)           1,683
                                              =======            ======           ======           ------

Net change in net interest income                                                                  $1,397
                                                                                                   ======


                                                                   RATE VOLUME ANALYSIS
                                                                  YEAR ENDED DECEMBER  31
                                                                       1998 VS 1997
                                                ------------------------------------------------------------
                                                                 INCREASE (DECREASE) DUE TO:
                                                ------------------------------------------------------------
                                                                                   RATE/
                                                RATE             VOLUME            VOLUME           TOTAL
                                                ----             ------            ------           -----
                                                                       (IN THOUSANDS)
Interest-earning assets:
     Mortgage loans                             $(171)           $2,250             $(12)           $2,067
     Consumer loans                              (253)            1,018              (21)              744
     Commercial loans
     Investment securities                        (55)              360              (11)              294
     Interest-earning deposits                     (2)              110               (6)              102
     Mortgage-related securities                  (16)              (99)               2              (113)
                                                -----            ------             ----            ------
     TOTAL                                      $(497)           $3,639             $(48)            3,094
                                                =====            ======             ====            ------

Interest-bearing liabilities:
     Passbook accounts                          $ (36)           $   80             $ (2)               42
     NOW and variable rate insured
         money market accounts                     63               320                8               391
     Time deposits                                215             1,171               14             1,400
     Advance payments by borrowers
         for taxes and insurance                    5                 1                                  6
     Borrowings                                   (99)              788              (16)              673
                                                -----            ------             ----            ------

     TOTAL                                      $ 148            $2,360             $  4             2,512
                                                =====            ======             ====            ------

Net change in net interest income                                                                   $  582
                                                                                                    ======






                                                                   RATE VOLUME ANALYSIS
                                                                  YEAR ENDED DECEMBER 31
                                                                       1997 VS 1996
                                                ------------------------------------------------------------
                                                                 INCREASE (DECREASE) DUE TO:
                                                ------------------------------------------------------------
                                                                                   RATE/
                                                RATE             VOLUME            VOLUME           TOTAL
                                                ----             ------            ------           -----
                                                                        (IN THOUSANDS)
Interest-earning assets:
     Mortgage loans                             $763             $1,801             $ 48            $2,612
     Consumer loans                              (88)             1,908              (16)            1,804
     Commercial loans
     Investment securities                        15                245                2               262
     Interest-earning deposits                     6                (25)              (2)              (21)
     Mortgage-related securities                 (14)                79               (2)               63
                                                ----             ------             ----            ------

     TOTAL                                      $682             $4,008             $ 30             4,720
                                                ====             ======             ====            ------

Interest-bearing liabilities:
     Passbook accounts                          $(23)            $   33             $ (1)                9
     NOW and variable rate insured
         money market accounts                    92                 54                2               148
     Time deposits                               175                852                9             1,036
     Advance payments by borrowers
         for taxes and insurance                  (2)               (11)                               (13)
     Borrowings                                   77              1,976               55             2,108
                                                ----             ------             ----            ------
     TOTAL                                      $319             $2,904             $ 65             3,288
                                                ====             ======             ====            ------

Net change in net interest income                                                                   $1,432
                                                                                                    ======

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998.

GENERAL. Net income increased $548,000 in 1999 primarily as a result of an increase in interest-earning assets and a reduction in the effective income tax rate. Offsetting some of the increase in net income was a reduction of the gains on the sales of loans and a compression of the net interest margin. The net interest margin decreased as a result of the cost of new deposits and maturing deposits increasing faster than the interest earned on the loan portfolio.

INTEREST INCOME. Interest income on mortgage loans increased $1.7 million as a result of increased dollars outstanding in the mortgage portfolio. The average mortgage loan portfolio increased $43.1 million in 1999. The average interest rate decreased in 1999 to 7.03% from 7.33% in 1998 primarily as the result of:
(i) mortgage loans being originated at interest rates below the existing mortgage loan yield and (ii) downward interest rate adjustments to qualified interest rate adjustable mortgage loans in the first six months of 1999. As market interest rates increased, mortgage loan originations in the fourth quarter of 1999 equaled or exceeded the yield on the mortgage loan portfolio and in the third and fourth quarter of 1999 interest rates on qualified adjustable interest rate mortgage loans were increased.

         Interest income on consumer loans increased $543,000 as a result of an increase in the average portfolio of $14.9 million. The average interest rate on the consumer loan portfolio decreased to 7.87% in 1999 as compared to 8.26% in 1998 as a result of consumer loan originations being at interest rates below the yield on the consumer loan portfolio. Consumer loan origination interest rates exceeded the yield on the consumer loan portfolio beginning in the second half of 1999.

         Interest income on commercial loans was $468,000. The commercial loan portfolio had an average portfolio yield of 8.58% in 1999. First Northern began originating commercial loans late in the second quarter of 1999.

         Investment securities and mortgage-related interest income increased in 1999 as a result of increased dollars outstanding. First Northern purchases investment securities and mortgage-related securities when it incrementally adds to the overall profitability of the Company or to aid in its interest rate risk management.

         Interest-earning deposit interest income decreased $65,000 in 1999 primarily as the result of decreased interest-earning deposits outstanding.

INTEREST EXPENSE. Interest on deposits increased $289,000 in 1999 as a result of increased deposits. Average deposits increased $44.2 million and the average cost of deposits decreased to 4.26% in 1999 from 4.57% in 1998. First Northern continued to utilize wholesale deposits in 1999 as a method to acquire deposits. There are times when wholesale deposits are a more cost effective method to acquire funds than retail deposits or borrowings.

         Borrowings continued to increase in 1999 and as a result, the interest expense on borrowings increased $1.4 million. The increases in interest-earning assets in 1999 and the modest growth in deposits necessitated the increase in borrowings. It is anticipated by the Company that borrowings will continue to be utilized throughout 2000 to fund its growth in interest-earning assets. First Northern primarily borrows from the FHLB of Chicago.

         Advance payments by borrowers for taxes and insurance ("escrow") interest expense increased in 1999 as a result of increased escrow dollars outstanding. The escrow interest rate for 1999 was 2.74% as compared to 2.83% for 1998. The escrow interest rate for 2000 will be 2.51%.

PROVISIONS FOR LOAN LOSSES. The provision for loan losses increased $52,000 in 1999 primarily as a result of the growth in the loan portfolio and the composition of the loan portfolio specifically, the addition of commercial loans. The total loan loss allowance at December 31, 1999, is $3,910,000 or .53% of the total loan portfolio at December 31, 1999, as compared to $3,531,000 or
 .56% of the total loan portfolio at December 31, 1998.

OTHER INCOME. Fees on serviced loans increased $12,000 primarily as a result of the increased dollar amount of serviced loans and a reduction in the dollar amount of mortgage loan prepayments. At December 31, 1999, First Northern serviced $151.4 million in loans as compared to $150.2 million at the end of 1998. As the principal of a mortgage loan which was sold with servicing retained prepays or repays, the mortgage servicing asset is reduced and netted against the fees on serviced loans thereby reducing the income on serviced loans. As mortgage loan repayments or prepayments decrease, the reduction to the mortgage servicing asset is reduced as well as the reduction to the income on serviced loans.

         Loan fees and service charges income decreased $32,000 as a result of decreased Wisconsin Housing and Economic Development Authority ("WHEDA") loans originations. First Northern originates mortgage loans for WHEDA and receives a fee for each origination. During 1999 the dollar amount of WHEDA originations decreased as a result of lack of consumer demand for the product.

         Deposit account service charges increased $114,000 primarily as the result of: (i) the increased number of NOW(checking) accounts and their associated fees; and (ii) customer usage of the CheckCard. CheckCard is a debit card where each time the Savings Bank's CheckCard is used a fee, which varies with each merchant, is paid to the Savings Bank by the debit card company. The Savings Bank promotes the use of its debit card by direct mail and internal promotions.

         Insurance commissions increased $37,000 primarily as a result of increased bonuses received from insurance carriers. First Northern attained a pre-determined threshold of insurance sales and insurance losses were below another threshold thereby earning approximately $85,700 in insurance bonuses in 1999. Insurance bonuses in 1998 were $0.

         Gains on the sales of loans decreased $662,000 as a result of reduced mortgage loan sales. The Savings Bank sold $20.1 million of mortgage loans in 1999 as compared to $63.2 million in 1998. (See Financial Condition--Balance Sheet--Lending Activities)

         Other non-interest income increased $155,000 primarily as the result of life insurance owned by First Northern. First Northern purchased life insurance to partially offset the future cost of employee or director benefits. Interest earned on life insurance in 1999 was $714,000.

OPERATING EXPENSES: Compensation expense increased $78,000 as a result of salary and benefit costs increases and the 1998 increased accruals for the director deferred retirement plan and supplemental executive retirement plan.

         Federal deposit insurance premiums increased $20,000 as a result of increased deposits.

         Occupancy expense increased $119,000 as a result of the Savings Bank's rental of approximately 14,000 square feet of additional office space in downtown Green Bay, which began in the third quarter of 1999. First Northern consolidated several of its back office support departments that had been located in three separate First Northern locations as a result of the growth in these areas.

         Data Processing expense increased $140,000 as the result of: (i) accelerated depreciation of $45,000 on personal computers ("PCs"); (ii) increased cost associated with First Northern's service bureau; (iii) depreciation of new teller software; and (iv) cost of data processing supplies.

         Furniture and equipment expense decreased $50,000 primarily as the result of a decrease in the cost of furniture and equipment service contracts and depreciation expense. Service contract expense was decreased as a result of eliminating individual service contracts and placing certain furniture and equipment under an insurance service agreement. Depreciation expense was decreased as a result of certain furniture and equipment that became fully depreciated.

         Marketing expense increased $66,000 to promote loan and deposit products. First Northern believes that growth in lending and deposits volumes is facilitated by increased marketing of those products.

         Other expenses increased $127,000 as a result of increased costs associated with the operations of SFC, costs associated with the operation of the debit card and the reversal by the Petroleum Environmental Clean-up Fund of a reimbursement, in the amount of $53,700, for environmental clean-up costs of a lot at a subdivision owned by GNFSC. First Northern is presently appealing this reversal.

INCOME TAXES. The effective income tax rate for 1999 was 32.3% as compared to 34.6% for 1998. The decrease in the effective income tax rate was the result of the life insurance policies owned by First Northern and an increase in the earnings of FNII, which is not subject to state income taxes. Since First Northern intends to hold the life insurance until the participants' death, the life insurance interest income is not taxable. In addition, First Northern moved its indirect automobile loan portfolio to FNII at the beginning of the second quarter of 1998, which has reduced state franchise taxes. In March 1999, First Northern sold approximately $56.3 million in mortgage loan participations to FNII to further reduce its state franchise tax.

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

         Interest expense on borrowings increased $673,000 in 1998 primarily as a result of increased average borrowings outstanding. First Northern primarily borrows from the FHLB of Chicago.

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

OTHER INCOME. Fees on serviced loans decreased $146,000 primarily as the result of the amortization of the mortgage servicing asset in accordance with Financial Accounting Standards (?FASB") No. 122, ?Accounting for Mortgage Servicing Rights." As the principal of a mortgage loan which was sold with servicing retained repays or prepays, the mortgage servicing asset is reduced and netted against the fees on serviced loans, thereby reducing the income on serviced loans. In 1998, the amortization of the mortgage loan servicing asset amounted to $215,000 and $38,900 in 1997.

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

OPERATING EXPENSES. Compensation expense increased $538,000 as a result of normal salary increases, the addition of 5 full-time equivalent employees and increased accruals for the director deferred retirement plan and supplemental executive retirement plan.

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

QUARTERLY FINANCIAL INFORMATION

         The following table sets forth certain unaudited quarterly data for the periods indicated:

                                                                          Quarter Ended
                                                    March 31        June 30       September 30      December 31
                                                    --------        -------       ------------      -----------
                                                          (In Thousands, Except Per Share Amounts)
1999 (unaudited)
   Interest income                                 $12,482          $12,736          $13,446          $14,106
   Interest expense                                  7,140            7,195            7,843            8,508
                                                   -------          -------          -------          -------
   Net interest income                               5,342            5,541            5,603            5,598
   Provision for loan losses                            60              114              102              196
                                                   -------          -------          -------          -------
   Net interest income of the
     provision for loan losses                       5,282            5,427            5,501            5,402
   Total other income                                  920            1,033              995              906
   Total operating expense                           3,488            3,668            3,717            3,691
                                                   -------          -------          -------          -------
   Income before income taxes                        2,714            2,792            2,779            2,617
   Income taxes                                        923              917              892              793
                                                   -------          -------          -------          -------
   Net income                                      $ 1,791          $ 1,875          $ 1,887          $ 1,824
                                                   =======          =======          =======          =======
   Earnings per share - Basic                      $  0.20          $  0.21          $  0.22          $  0.21
                                                   =======          =======          =======          ========
   Earnings per share - Diluted                    $  0.20          $  0.21          $  0.21          $  0.21
                                                   =======          =======          =======          =======

1998 (unaudited)
   Interest income                                 $12,147          $12,249          $12,601          $12,693
   Interest expense                                  7,079            7,136            7,438            7,350
                                                   -------          -------          -------          -------
   Net interest income                               5,068            5,113            5,163            5,343
   Provision for loan losses                           105              105              105              105
                                                   -------          -------          -------          -------
   Net interest income of the
     provision for loan losses                       4,963            5,008            5,058            5,238
   Total other income                                  988            1,092            1,047            1,112
   Total operating expense                           3,395            3,491            3,411            3,774
                                                   -------          -------          -------          -------
   Income before income taxes                        2,556            2,609            2,694            2,576
   Income taxes                                        927              879              920              880
                                                   -------          -------          -------          -------
   Net income                                      $ 1,629          $ 1,730          $ 1,774          $ 1,696
                                                   =======          =======          =======          =======
   Earnings per share - Basic                      $  0.18          $  0.19          $  0.20          $  0.19
                                                   =======          =======          =======          =======
   Earnings per share - Diluted                    $  0.18          $  0.19          $  0.20          $  0.19
                                                   =======          =======          =======          =======


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

         In order to reduce the exposure to interest rate risk, First Northern has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. First Northern has focused on: (i) its residential lending on adjustable interest rate mortgages, which generally reprice within one to three years; (ii) its non-residential lending on adjustable or floating rate and/or short-term loans; (iii) the addition of the commercial loan products which generally are indexed or are short-term in nature; (iv) its investment activities on short- and intermediate-term securities; (v) maintaining and increasing its passbook and transaction deposit accounts, which are considered to be relatively resistant to changes in interest rates; and (vi) utilizing long-term borrowings and deposit marketing programs to adjust the term to repricing of its liabilities.

         Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of an increase or decrease of 100 basis points of assumed changes in market interest rates up to 300 basis points. NPV is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. The Company's Board of Directors has adopted an interest rate risk policy, which establishes maximum decreases in the NPV in the event of sudden and sustained increases and decreases in market interest rates. The following table presents the Company's projected change in NPV for a 100 basis point to a 300 basis point shock level as of December 31, 1999, and the Board's established limitations relating thereto. All market rate sensitive instruments presented in this table are classified as either held to maturity or available-for-sale. The Company has no trading securities.

                                                                              ACTUAL      PERCENT        BOARD
          CHANGE IN INTEREST RATE                             NPV             CHANGE       CHANGE        LIMIT
--------------------------------------------------------------------------------------------------------------
                                                                                    (DOLLARS IN THOUSANDS)

     300 basis point rise                                  $ 55,686         $(21,585)     (27.9)%       (35.0)%
     200 basis point rise                                  $ 63,236         $(14,035)     (18.2)%       (25.0)%
     100 basis point rise                                  $ 70,263         $ (7,008)      (9.1)%       (15.0)%
     Base Scenario                                         $ 77,271         $      0        0.0%          0.0%
     100 basis point decline                               $ 84,634         $  7,363        9.5%        (15.0)%
     200 basis point decline                               $ 92,219         $ 14,948       19.3%        (25.0)%
     300 basis point decline                               $103,061         $ 25,790       33.4%        (35.0)%


         The preceding table indicated that at December 31, 1999, in the event of a sudden and sustained increase in prevailing market interest rates, the Company's NPV would be expected to decrease. At December 31, 1999, the Company's estimated changes in NPV were within the targets established by the Board of Directors.

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

         Certain shortcomings are inherent in the method of analysis presented in the NPV analysis. Actual cash flows and values may differ from those projections presented, should market conditions vary from assumptions used in the calculation of the NPV analysis. Certain assets, such as adjustable rate loans, which represent one of First Northern's primary loan products, have features, which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable interest rate loans in First Northern's portfolio could increase in future periods if market interest rates remain at or increase above current levels due to the interest rates offered on fixed interest rate mortgage loans. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the NPV analysis. Finally, the ability of many borrowers to repay their adjustable rate mortgage loans may decrease in the event of interest rate increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         See Item 7. "Managements' Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Financial Information" for the supplemental financial information.

                      [WIPFLI ULLRICH BERTELSON LLP LOGO]


                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
First Northern Capital Corp.
Green Bay, Wisconsin


We have audited the accompanying consolidated statement of financial condition of First Northern Capital Corp. and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of First Northern Capital Corp. and Subsidiaries as of and for each of the two years in the period ended December 31, 1998, were audited by other auditors whose report dated January 22, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Northern Capital Corp. and Subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Wipfli Ullrich Bertelson LLP
Wipfli Ullrich Bertelson LLP


January 21, 2000 (except for
Note 17, as to which the date
is February 22, 2000) Green
Bay, Wisconsin

                         Report of Independent Auditors



Board of Directors and Stockholders
First Northern Capital Corp.

We have audited the accompanying consolidated statements of financial condition of First Northern Capital Corp. (the "Company") and subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with auditing standards generally accepted in the United States.



                                          Ernst & Young LLP

                                          /s/ Ernst & Young LLP

January 22, 1999
Milwaukee, Wisconsin

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



------------------------------------------------------------------------------------------------------------------------------

                                                                                                           DECEMBER 31
                                                                                                    ---------------------------
                                             ASSETS                                                     1999         1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (In Thousands)
Cash                                                                                                    $8,043        $6,350
Interest-earning deposits                                                                                4,329           861
-------------------------------------------------------------------------------------------------------------------------------

   Cash and cash equivalents                                                                            12,372         7,211

Securities available-for-sale, at fair value:
   Investment securities                                                                                 8,444         9,205
   Mortgage-related securities                                                                           5,554           996
Securities held-to-maturity:
   Investment securities (estimated fair value of $25,644 in 1999 and $23,935 in 1998)                  26,215        23,741
   Mortgage-related securities (estimated fair value of $9,976 in 1999 and $11,594 in 1998)             10,048        11,522
Loans held-for-sale                                                                                      1,085         3,075
Loans receivable                                                                                       736,880       631,739
Accrued interest receivable                                                                              4,229         3,686
Foreclosed properties and repossessed assets                                                               382           106
Office properties and equipment                                                                          7,463         7,573
Federal Home Loan Bank stock                                                                             9,250         5,250
Life insurance policies                                                                                 13,548        12,514
Other assets                                                                                             4,153         3,095
-------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                          $839,623      $719,713
===============================================================================================================================

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------

                                                                                                           DECEMBER 31
                                                                                                    ---------------------------
                              LIABILITIES AND STOCKHOLDERS' EQUITY                                      1999         1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (In Thousands)
Liabilities:
   Deposits                                                                                           $566,908      $542,372
   Borrowings                                                                                          185,899        91,977
   Advance payments by borrowers for taxes and insurance                                                 3,887         3,433
   Other liabilities                                                                                     6,134         5,838
-------------------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                                                 762,828       643,620
-------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Cumulative preferred stock - $1 par value:
     Authorized - 10,000,000 shares, no shares outstanding
   Common stock - $1 par value:
     Authorized - 30,000,000 shares
     Issued - 9,134,735 shares
     Outstanding - 8,548,658 shares in 1999 and 8,764,945 shares in 1998                                 9,135         9,135
   Additional paid-in capital                                                                            8,780         9,126
   Retained earnings                                                                                    64,468        60,582
   Accumulated other comprehensive income                                                                  479           960
   Treasury stock at cost - 586,077 shares in 1999 and 369,790 shares in 1998                           (6,067)       (3,710)
-------------------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                                         76,795        76,093
-------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                            $839,623      $719,713
===============================================================================================================================





          See accompanying notes to consolidated financial statements.       61

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME



                                                                                            YEARS ENDED DECEMBER 31
                                                                                   -------------------------------------------
                                                                                       1999           1998          1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                    (In Thousands, Except Per Share Amounts)
Interest and dividend income:
   Loans                                                                                $49,448        $46,783       $43,972
   Investment securities                                                                  2,336          2,138         1,844
   Interest-earning deposits                                                                 82            147            45
   Mortgage-related securities                                                              904            622           735
------------------------------------------------------------------------------------------------------------------------------

     Total interest and dividend income                                                  52,770         49,690        46,596
------------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                                              23,559         23,270        21,437
   Borrowings                                                                             6,964          5,578         4,905
   Advance payments by borrowers for taxes and insurance                                    163            155           149
------------------------------------------------------------------------------------------------------------------------------

     Total interest expense                                                              30,686         29,003        26,491
------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                                      22,084         20,687        20,105
Provision for loan losses                                                                   472            420           320
------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                      21,612         20,267        19,785
------------------------------------------------------------------------------------------------------------------------------

Other income:
   Fees on serviced loans                                                                   179            167           313
   Loan fees and service charges                                                            236            268           251
   Deposit account service charges                                                        1,414          1,300         1,227
   Insurance commissions                                                                    329            292           324
   Gains on sales of loans                                                                  380          1,042           359
   Gain on sales of securities                                                                -              9             -
   Other                                                                                  1,316          1,161           802
------------------------------------------------------------------------------------------------------------------------------

     Total other income                                                                   3,854          4,239         3,276
------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Compensation, payroll taxes, and other employee benefits                               7,882          7,804         7,266
   Federal insurance premiums                                                               321            301           284
   Occupancy                                                                                981            862           875
   Data processing                                                                        1,616          1,476         1,403
   Furniture and equipment                                                                  409            459           480
   Telephone and postage                                                                    431            438           471
   Marketing                                                                                475            409           370
   Other                                                                                  2,449          2,322         2,225
------------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                                                            14,564         14,071        13,374
------------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                                 10,902         10,435         9,687
Provision for income taxes                                                                3,525          3,606         3,651
------------------------------------------------------------------------------------------------------------------------------

Net income                                                                               $7,377         $6,829        $6,036
==============================================================================================================================

Earnings per share - Basic                                                                $0.85          $0.77         $0.68
==============================================================================================================================

Earnings per share - Diluted                                                              $0.83          $0.75         $0.66
==============================================================================================================================

Cash dividends paid per share                                                             $0.40          $0.36         $0.32
==============================================================================================================================





          See accompanying notes to consolidated financial statements.

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                     YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                                   ---------------------------------------------------------------------------
                                                                                         ACCUMULATED
                                                                ADDITIONAL                  OTHER
                                                      COMMON     PAID-IN    RETAINED    COMPREHENSIVE    TREASURY
                                                       STOCK     CAPITAL    EARNINGS        INCOME        STOCK       TOTAL
------------------------------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands)


Balance, January 1, 1997                               $9,136     $9,841     $53,735            $385    ($2,873)     $70,224
   Comprehensive income:
     Net income                                                                6,036                                   6,036
     Other comprehensive income                                                                  229                     229
                                                                                                                  ------------
   Total comprehensive income                                                                                          6,265

   Cash dividends ($0.32 per share)                                           (2,826)                                 (2,826)
   Purchase of treasury stock                                                                              (441)        (441)
   Exercise of stock options                                        (403)                                   998          595
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                              9,136      9,438      56,945             614     (2,316)      73,817
   Comprehensive income:
     Net income                                                                6,829                                   6,829
     Other comprehensive income                                                                  346                     346
                                                                                                                  ------------
   Total comprehensive income                                                                                          7,175

   Cash dividends ($0.36 per share)                                           (3,192)                                 (3,192)
   Retirement of common stock                             (1)        (17)                                                (18)
   Purchase of treasury stock                                                                            (2,333)      (2,333)
   Exercise of stock options                                        (295)                                   939          644
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                              9,135      9,126      60,582             960      (3,710)     76,093
   Comprehensive income:
     Net income                                                                7,377                                   7,377
     Other comprehensive loss                                                                   (481)                   (481)
                                                                                                                  ------------
   Total comprehensive income                                                                                          6,896

   Cash dividends ($0.40 per share)                                           (3,491)                                 (3,491)
   Purchase of treasury stock                                                                            (2,935)      (2,935)
   Exercise of stock options                                        (346)                                   578         232
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                             $9,135     $8,780     $64,468            $479    ($6,067)     $76,795
==============================================================================================================================




         See accompanying notes to consolidated financial statements.

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                              YEARS ENDED DECEMBER 31
                                                                                       ---------------------------------------
                                                                                           1999         1998         1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (In Thousands)

Cash flows from operating activities:
   Net income                                                                              $7,377      $  6,829      $  6,036
------------------------------------------------------------------------------------------------------------------------------

   Adjustments to reconcile net income to cash provided by operating activities:
     Provision for losses on loans                                                            472           420           320
     Provision for depreciation and amortization                                              886           859           873
     Gains on sales of loans                                                                 (380)       (1,042)         (359)
     Gain on sale of securities                                                                 -            (9)            -
     Loans originated for sale                                                            (20,135)      (66,527)      (20,746)
     Proceeds from loan sales                                                              22,505        66,613        21,159
     Increase in interest receivable                                                         (543)          (40)         (351)
     Increase in interest payable                                                             110           194           165
     Increase in other assets                                                              (1,171)       (1,277)       (7,314)
     Increase (decrease) in other liabilities                                                (131)          995           824
------------------------------------------------------------------------------------------------------------------------------

       Total adjustments                                                                    1,613           186        (5,429)
------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                   8,990         7,015           607
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturities of available-for-sale investment securities                     2,800         1,500         2,000
   Proceeds from maturities of held-to-maturity investment securities                      10,184        16,701         4,800
   Purchases of available-for-sale investment securities                                   (2,590)       (2,794)       (2,740)
   Purchases of held-to-maturity investment securities                                    (12,713)      (21,982)       (9,471)
   Principal repayments on available-for-sale mortgage-related securities                      88           933           901
   Principal repayments on held-to-maturity mortgage-related securities                     3,073         1,949           621
   Purchase of available-for-sale mortgage-related securities                              (2,982)         (998)            -
   Purchase of held-to-maturity mortgage-related securities                                (3,453)       (2,779)       (1,977)
   Proceeds from the sale of securities                                                         -         2,251             -
   Net increase in loans receivable                                                      (106,014)      (38,774)      (39,963)
   Purchases of office properties and equipment                                              (776)         (428)         (839)
   Purchase of Federal Home Loan Bank stock                                                (4,000)         (750)       (1,477)
   Redemption of Federal Home Loan Bank stock                                                   -           750             -
------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                    (116,383)      (44,421)      (48,145)
------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES



                                                                                              YEARS ENDED DECEMBER 31
                                                                                       ---------------------------------------
                                                                                           1999         1998         1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (In Thousands)

Cash flows from financing activities:
   Net increase in deposits                                                              $ 24,426     $ 60,390      $ 23,300
   Net increase (decrease) in short-term borrowings                                        63,943      (20,050)        9,080
   Proceeds from long-term borrowings                                                      80,270       35,750        63,825
   Repayment of long-term borrowings                                                      (50,291)     (27,000)      (46,900)
   Net increase (decrease) in advance payments by borrowers for taxes and insurance           454         (428)       (1,586)
   Cash dividends                                                                          (3,491)      (3,192)       (2,826)
   Purchase of treasury stock                                                              (2,935)      (2,333)         (441)
   Retirement of common stock                                                                   -          (18)            -
   Proceeds from exercise of stock options                                                    178          534           487
------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                 112,554       43,653        44,939
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                        5,161        6,247        (2,599)
Cash and cash equivalents at beginning of year                                              7,211          964         3,563
------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                                  $12,372       $7,211          $964
==============================================================================================================================


SUPPLEMENTAL INFORMATION TO THE STATEMENTS OF CASH FLOWS:

Cash paid during the year for:
   Interest on deposits                                                                   $22,449      $22,911       $21,273
   Interest on borrowings                                                                   6,601        5,515         4,799
   Income taxes                                                                             3,570        3,842         3,212

Loans transferred to foreclosed properties and repossessed assets                             554          315           387







          See accompanying notes to consolidated financial statements.

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accounting and reporting policies of First Northern Capital Corp. and Subsidiaries (the "Company") conform to generally accepted accounting principles and general practices within the financial institution industry. Significant accounting and reporting policies are summarized below.

          Business - The Company provides a full range of financial services to individual and corporate customers in Northeastern Wisconsin through First Northern Savings Bank (the "Savings Bank"). The Company is subject to competition from other traditional and nontraditional financial institutions and is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

          Principles of Consolidation - The accompanying consolidated financial statements include the accounts of First Northern Capital Corp., its wholly owned subsidiary, First Northern Savings Bank, and the Savings Bank's wholly owned subsidiaries, First Northern Investment, Inc. and Great Northern Financial Services Corporation. All significant intercompany balances and transactions have been eliminated. Investment in the Savings Bank's 50% owned subsidiary Savings Financial Corporation, which is not material, is accounted for on the equity method.

          Use of Estimates in Preparation of Financial Statements - The preparation of the accompanying consolidated financial statements of First Northern Capital Corp. and Subsidiaries in conformity with generally accepted accounting principles requires management to make estimates and assumptions that directly affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

          Cash and Cash Equivalents - The Company considers its interest-earning deposits, which have a maturity of three months or less when purchased, to be cash equivalents.

          Investment and Mortgage-Related Securities - Management determines the appropriate classification of securities at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) within stockholders' equity until realized. Interest and dividends are included in interest income from securities as earned. Realized gains and losses and declines in value judged to be other than temporary are included in net gains and losses from sales of investment and mortgage-related securities. The cost of securities sold is based on the specific-identification method.

          Fair values of many securities are estimates based on financial methods or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

          Federal Home Loan Bank Stock - The Company's investment in Federal Home Loan Bank (FHLB) stock is carried at cost which is its redeemable
          (fair) value since the market for this stock is restricted.

          Loans Held-for-Sale - Loans held-for-sale consist of the current origination of certain fixed-rate mortgage loans and education loans which are recorded at the lower of aggregate cost or fair value. Fees received from the borrower and certain direct loan-origination costs are deferred and recorded as an adjustment of the sale price. A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor, adjusted for the initial value of mortgage servicing rights.

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Loans Receivable and Related Interest Income - Interest on loans is accrued and credited to income as earned. Accrual of interest is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. At that time, any accrued but uncollected interest is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is reasonably assured. The balance of nonperforming loans was not material to the consolidated financial statements at December 31, 1999 and 1998.

          Loan Fees and Related Costs - Certain loan-origination fees, commitment fees, and direct loan-origination costs are being deferred and net amounts amortized as an adjustment of the related loan's yield. The Savings Bank is amortizing these amounts into interest income, using the level-yield method, over the contractual life of the related loan. Other loan-origination and commitment fees not required to be recognized as a yield adjustment are included in loan fees.

          Allowances for Loan Losses - Allowances for loan losses are provided based on past experience and prevailing market conditions. Management's evaluation of loss considers various factors including, but not limited to, general economic conditions, loan portfolio composition, and prior loss experience. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgments of collectibility.

          The Company considers loans secured by one- to four-unit residential properties and all consumer loans to be large groups of smaller-balance homogenous loans. These loans are collectively evaluated in the analysis of the adequacy of the allowance for loan losses.

          The Company's commercial and five or more family residential portfolio is subject to a loan-by-loan analysis of the adequacy of the allowance for loan losses and impairment. These loans are considered impaired when, based on current information, it is probable the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. The value of impaired loans is based on discounted cash flows of expected future payments using the loan's internal effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company did not have any impaired loans during 1999, 1998, or 1997.

          In management's judgment, the allowance for loan losses is adequate to cover probable losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

          Mortgage Servicing Rights - The Company recognizes mortgage servicing rights on loans that are originated and subsequently sold or securitized and servicing is retained. A portion of the cost of the loans is required to be allocated to the servicing rights based on the relative fair values of the loans and the servicing rights. The Company amortizes these mortgage servicing rights over the period of estimated net servicing revenue. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate.

          Office Properties and Equipment - Office properties and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of office properties and equipment are reflected in income or expense, respectively. Depreciation is computed on the straight-line method and is based on the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the term of the respective lease or estimated economic life of the improvements.

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Life Insurance Policies - Investments in life insurance policies owned by the Company are carried at the amount that could be realized under the insurance contract.

          Income Taxes - The Company files one consolidated federal income tax return. Federal income tax expense (credit) is allocated to each subsidiary based on an intercompany tax sharing agreement. The subsidiaries file separate state franchise tax returns as applicable.

          Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

          Advertising Costs - Advertising costs are expensed as incurred.

          Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of tax, which are recognized as a separate component of equity, accumulated other comprehensive income.

          Reclassifications - Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 classifications.

          Future Accounting Change - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The effect of adoption of this statement on the consolidated financial statements of the Company is dependent on the amount and nature of derivatives in place at the time of adoption. Management does not anticipate the adoption of this statement will have a material effect on the financial position or operating results of the Company.

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2    SECURITIES AVAILABLE-FOR-SALE

          The amortized cost and estimated fair value of securities available-for-sale are as follows:



                                                                             GROSS        GROSS
                                                             AMORTIZED    UNREALIZED    UNREALIZED   ESTIMATED
                                                                COST         GAINS        LOSSES     FAIR VALUE
-----------------------------------------------------------------------------------------------------------------
                                                                             (In Thousands)

DECEMBER 31, 1999

Investment securities:
   U.S. government and agency securities                         $6,737            $6          $86       $6,657
   Asset management funds                                           563                         17          546
   FHLMC stock                                                       33         1,097                     1,130
   Equity securities                                                111                                     111
-----------------------------------------------------------------------------------------------------------------

     Total investment securities                                  7,444         1,103          103        8,444
-----------------------------------------------------------------------------------------------------------------

Mortgage-related securities:
   Federal Home Loan Mortgage Corporation                         1,938                         92        1,846
   Federal National Mortgage Association                          1,862                                   1,862
   Government National Mortgage Association                       1,955                        109        1,846
-----------------------------------------------------------------------------------------------------------------

     Total mortgage-related securities                            5,755             -          201        5,554
-----------------------------------------------------------------------------------------------------------------

Total                                                           $13,199        $1,103         $304      $13,998
=================================================================================================================

DECEMBER 31, 1998

Investment securities:
   U.S. government and agency securities                         $7,041           $88           $4       $7,125
   Asset management funds                                           535                          1          534
   FHLMC stock                                                       33         1,513                     1,546
-----------------------------------------------------------------------------------------------------------------

     Total investment securities                                  7,609         1,601            5        9,205
-----------------------------------------------------------------------------------------------------------------

Mortgage-related securities - Federal Home Loan
   Mortgage Corporation                                             998                          2          996
-----------------------------------------------------------------------------------------------------------------

Total                                                            $8,607        $1,601           $7      $10,201
=================================================================================================================

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2    SECURITIES AVAILABLE-FOR-SALE (Continued)

          Sales of securities available-for-sale resulted in total proceeds of $2,251,000 and gross realized gains of $9,000 in 1998. There were no sales of securities available-for-sale in 1999 or 1997.

          At December 31, 1999, U.S. government and agency securities available-for-sale have the following maturities:



                                                                                        AMORTIZED    ESTIMATED
                                                                                           COST      FAIR VALUE
-----------------------------------------------------------------------------------------------------------------
                                                                                            (In Thousands)

Due in one year or less                                                                    $2,748       $2,754
Due after one year through five years                                                       3,989        3,903
-----------------------------------------------------------------------------------------------------------------

Total U.S. government and agency securities                                                $6,737       $6,657
=================================================================================================================

Expected maturities for mortgage-related securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of investment securities available-for-sale pledged to secure public deposits, short-term borrowings, and for other purposes required by law were $6,383,000 and $6,110,000, respectively, as of December 31, 1999.

NOTE 3    SECURITIES HELD-TO-MATURITY

          The amortized cost and estimated fair value of securities held-to-maturity are as follows:



                                                                             GROSS        GROSS
                                                             AMORTIZED    UNREALIZED    UNREALIZED   ESTIMATED
                                                                COST         GAINS        LOSSES     FAIR VALUE
-----------------------------------------------------------------------------------------------------------------
                                                                              (In Thousands)

DECEMBER 31, 1999

Investment securities:
   U.S. government and agency securities                        $25,216                       $571      $24,645
   Corporate bond                                                   999                                     999
-----------------------------------------------------------------------------------------------------------------

     Total investment securities                                 26,215            -           571       25,644
-----------------------------------------------------------------------------------------------------------------

Mortgage-related securities:
   Federal Home Loan Mortgage Corporation                         6,192            15           60        6,147
   Federal National Mortgage Association                          3,856             1           28        3,829
-----------------------------------------------------------------------------------------------------------------

     Total mortgage-related securities                           10,048            16           88        9,976
-----------------------------------------------------------------------------------------------------------------

Total                                                           $36,263           $16         $659      $35,620
=================================================================================================================

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3   SECURITIES HELD-TO-MATURITY (Continued)




                                                                             GROSS        GROSS
                                                             AMORTIZED    UNREALIZED    UNREALIZED   ESTIMATED
                                                                COST         GAINS        LOSSES     FAIR VALUE
-----------------------------------------------------------------------------------------------------------------
                                                                              (In Thousands)



DECEMBER 31, 1998

Investment securities - U.S. government and
   agency securities                                            $23,741          $205          $11      $23,935
-----------------------------------------------------------------------------------------------------------------

Mortgage-related securities:
   Federal Home Loan Mortgage Corporation                         7,347            61                     7,408
   Federal National Mortgage Association                          4,175            19            8        4,186
-----------------------------------------------------------------------------------------------------------------

     Total mortgage-related securities                           11,522            80            8       11,594
-----------------------------------------------------------------------------------------------------------------

Total                                                           $35,263          $285          $19      $35,529
=================================================================================================================

There were no sales of securities held-to-maturity in 1999, 1998, or 1997.

At December 31, 1999, investment securities held-to-maturity have the following maturities:



                                                                                        AMORTIZED    ESTIMATED
                                                                                           COST      FAIR VALUE
-----------------------------------------------------------------------------------------------------------------
                                                                                            (In Thousands)

Due in one year or less                                                                    $4,700       $4,689
Due after one year through five years                                                      18,899       18,510
Due after five years through ten years                                                      2,616        2,445
-----------------------------------------------------------------------------------------------------------------

Total investment securities held-to-maturity                                              $26,215      $25,644
=================================================================================================================

Expected maturities for mortgage-related securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of investment securities held-to-maturity pledged to secure public deposits, short-term borrowings, and for other purposes required by law were $5,389,000 and $5,258,000, respectively, as of December 31, 1999.

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4   LOANS RECEIVABLE

         The composition of loans at December 31 follows:


                                                                                           1999         1998
-----------------------------------------------------------------------------------------------------------------
                                                                                             (In Thousands)

First mortgage loans:
   One- to four-family residential                                                       $465,737     $416,974
   Five or more family residential                                                         35,815       32,013
   Commercial real estate                                                                  17,699        7,546
   Construction                                                                            36,668       29,937
   Other                                                                                    3,769        3,129
-----------------------------------------------------------------------------------------------------------------

     Total first mortgage loans                                                           559,688      489,599
-----------------------------------------------------------------------------------------------------------------

Consumer loans:
   Consumer                                                                                20,153       18,416
   Second mortgage                                                                         78,223       66,426
   Automobile                                                                              96,356       73,502
-----------------------------------------------------------------------------------------------------------------

     Total consumer loans                                                                 194,732      158,344
-----------------------------------------------------------------------------------------------------------------

Commercial loans                                                                            4,771
                                                                                                             -
-----------------------------------------------------------------------------------------------------------------

Gross loans                                                                               759,191      647,943
-----------------------------------------------------------------------------------------------------------------

Less:
   Undisbursed loan proceeds                                                               17,852       11,750
   Allowance for loan losses                                                                3,910        3,531
   Unearned loan fees                                                                         549          923
-----------------------------------------------------------------------------------------------------------------

Deductions                                                                                 22,311       16,204
-----------------------------------------------------------------------------------------------------------------

Total loans receivable                                                                   $736,880     $631,739
=================================================================================================================


The majority of the Company's lending activity is with borrowers within its primary market area of Northeastern Wisconsin.

Loans serviced for investors were $151,374,000, $150,161,000, and $126,980,000 at December 31, 1999, 1998, and 1997, respectively. These loans are not reflected in the consolidated financial statements. A mortgage servicing rights asset is generated on loans originated and subsequently sold. The balance of mortgage servicing rights is included with other assets on the consolidated statements of financial condition and is immaterial to the consolidated statements of financial condition as of December 31, 1999 and 1998. There was no impairment of mortgage servicing rights and the carrying value of mortgage servicing rights approximates the fair market value at December 31, 1999 and 1998.

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4    LOANS RECEIVABLE (Continued)

          A summary of the activity in the allowance for loan losses is as follows:



                                                                             1999          1998         1997
-----------------------------------------------------------------------------------------------------------------
                                                                                     (In Thousands)

Balance at beginning of year                                                   $3,531       $3,177       $2,937
Provisions                                                                        472          420          320
Loans charged off                                                                (122)         (99)        (101)
Recoveries on loans                                                                29           33           21
-----------------------------------------------------------------------------------------------------------------

Balance at end of year                                                         $3,910       $3,531       $3,177
=================================================================================================================


NOTE 5   OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment at December 31 consist of the following:

                                                                                           1999         1998
-----------------------------------------------------------------------------------------------------------------
                                                                                            (In Thousands)

Land                                                                                       $2,045       $2,045
Buildings and improvements                                                                  7,067        7,052
Furniture and equipment                                                                     2,767        2,891
Leasehold improvements                                                                         31           74
-----------------------------------------------------------------------------------------------------------------

Cost                                                                                       11,910       12,062
Less - Accumulated depreciation and amortization                                            4,447        4,489
-----------------------------------------------------------------------------------------------------------------

Net depreciated value                                                                      $7,463       $7,573
=================================================================================================================

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6      DEPOSITS

            Deposits are summarized at December 31 as follows:



                                                                                           1999         1998
-----------------------------------------------------------------------------------------------------------------
                                                                                            (In Thousands)

Passbook                                                                                  $68,832      $65,887
Negotiable order of withdrawal accounts:
   Non-interest-bearing                                                                    29,530       25,747
   Interest-bearing                                                                        40,649       43,526
Variable rate insured money market accounts                                                67,317       64,938
Certificate accounts:
   4.00% to 4.99%                                                                          36,930       42,348
   5.00% to 5.99%                                                                         282,742      206,600
   6.00% to 7.99%                                                                          38,085       90,613
-----------------------------------------------------------------------------------------------------------------

   Subtotal certificate accounts                                                          357,757      339,561
-----------------------------------------------------------------------------------------------------------------

Subtotal deposits                                                                         564,085      539,659
Accrued interest                                                                            2,823        2,713
-----------------------------------------------------------------------------------------------------------------

Total deposits                                                                           $566,908     $542,372
=================================================================================================================

Weighted average interest rate                                                               4.33%        4.35%
=================================================================================================================

Aggregate annual maturities of certificate accounts at December 31, 1999, are as follows:

                                                                                     (In Thousands)
2000                                                                                     $247,348
2001                                                                                       78,691
2002                                                                                       23,585
2003                                                                                        3,165
2004                                                                                        4,968
----------------------------------------------------------------------------------------------------

Total                                                                                    $357,757
====================================================================================================

Deposit accounts with balances greater than $100,000 were $75,157,000 and $68,685,000 at December 31, 1999 and 1998, respectively.

                                    FIRST NORTHERN CAPITAL CORP AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7    BORROWINGS

          Borrowings at December 31 consist of the following:



                                                                     1999                       1998
                                                           -------------------------- --------------------------
                                                                         WEIGHTED                   WEIGHTED
                                                                          AVERAGE                    AVERAGE
                                                             BALANCE        RATE        BALANCE        RATE
----------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)

Federal Home Loan Bank advances maturing in:
1999                                                                                      $15,200        5.88%
2000                                                           $48,555        5.94%        20,375        5.69%
2001                                                            15,965        5.82%        10,900        5.88%
2002                                                            11,934        5.82%        18,000        5.43%
2003                                                            11,325        5.75%        11,325        5.75%
2004                                                            20,000        5.81%
2008                                                             1,025        5.90%         8,025        4.99%
2009                                                             5,000        5.15%
Open line of credit                                             68,595        4.74%         7,675        5.13%
----------------------------------------------------------------------------------------------------------------

Total FHLB advances                                            182,399        5.42%        91,500        5.59%
Federal Reserve Bank line of credit                              3,500        4.54%           477        4.12%
----------------------------------------------------------------------------------------------------------------

Totals                                                        $185,899        5.41%       $91,977        5.58%
================================================================================================================


The Company is required to maintain as collateral unencumbered one- to four-family mortgage loans such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The FHLB advances are also collateralized by the FHLB stock owned by the Company. The variable rate term FHLB advances at December 31, 1999, which are included above, total $30,000,000 and are at interest rates tied to the one-month LIBOR index.

The Company is a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, it accepts TT&L deposits. The Company is allowed to borrow these deposits from the FRB until they are called. The interest rate is the federal funds rate less 25 basis points. U.S. Treasury Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.

At December 31, 1999, the Company had an irrevocable letter of credit outstanding with the FHLB for $725,000. This letter of credit is pledged against a municipal deposit with the Company. No amounts have been drawn against the letter of credit by the Company.

                                    FIRST NORTHERN CAPITAL CORP. AND SUBSIDARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   INCOME TAXES

         The provision for income taxes consists of the following:



                                                                              1999          1998         1997
-----------------------------------------------------------------------------------------------------------------
                                                                                     (In Thousands)

Current tax expense:
   Federal                                                                     $3,540       $3,333       $2,802
   State                                                                          120          432          577
-----------------------------------------------------------------------------------------------------------------

     Total current                                                              3,660        3,765        3,379
-----------------------------------------------------------------------------------------------------------------

Deferred tax expense (credit):
   Federal                                                                       (108)        (127)         209
   State                                                                          (27)         (32)          63
-----------------------------------------------------------------------------------------------------------------

     Total deferred                                                              (135)        (159)         272
-----------------------------------------------------------------------------------------------------------------

Total provision for income taxes                                               $3,525       $3,606       $3,651
=================================================================================================================

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:



                                                         1999                  1998                 1997
                                                 --------------------- --------------------- --------------------
                                                  AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT   PERCENT
-----------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)

Income before provision for income taxes           $10,902       100     $10,435       100      $9,687      100
=================================================================================================================

Tax expense at federal statutory rate               $3,707        34      $3,552        34      $3,294       34

Increase (decrease) in taxes resulting from:
   State income taxes - Net of federal
    tax benefit                                         57         1         264         3         422        4
   Cash surrender value of life insurance in
    excess of premiums                                (227)                 (225)       (2)        (61)       (1)
                                                                  (2)
   Other                                               (12)        -          15         -          (4)       -
-----------------------------------------------------------------------------------------------------------------

Provision for income taxes                          $3,525        33      $3,606        35      $3,651       37
=================================================================================================================

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8    INCOME TAXES (Continued)

          Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of net deferred tax assets at December 31 are as follows:



                                                                                           1999         1998
-----------------------------------------------------------------------------------------------------------------
                                                                                            (In Thousands)

          Deferred tax assets:
            Deferred compensation                                                          $1,041       $1,010
            Allowance for loan losses                                                       1,066          830
            Excess servicing gains                                                             31           41
            Other                                                                              14            4
-----------------------------------------------------------------------------------------------------------------

            Total deferred tax assets                                                       2,152        1,885
-----------------------------------------------------------------------------------------------------------------

          Deferred tax liabilities:
            Deferred loan fees                                                                576          429
            Mortgage servicing rights                                                         239          262
            FHLB stock dividends                                                              159          164
            Depreciation and amortization                                                     163          174
            Unrealized securities gains                                                       320          634
            Other                                                                              59           35
-----------------------------------------------------------------------------------------------------------------

     Total deferred tax liabilities                                                         1,516        1,698
-----------------------------------------------------------------------------------------------------------------

Net deferred tax asset                                                                       $636         $187
=================================================================================================================

NOTE 9    EMPLOYEE BENEFIT PLANS

          The Company has a participatory defined contribution 401(k) plan. The plan covers all employees with at least one year of service and who have attained age 21. The Company annually contributes 3% of an employee's gross earnings and may fund an additional discretionary dollar amount to the plan. The Company also matches 50% of the first 4% of the amount of each employee's contribution. In addition, each employee may contribute amounts in excess of 4%, up to the lesser of 15% of compensation or federal tax limits, with no Company participation. Total expense relating to this plan for 1999, 1998, and 1997 was $459,000, $442,000, and $379,000, respectively.

          The Company has an unfunded deferred retirement plan for directors. All members of the Company's Board of Directors are eligible under the plan. Directors of predecessor institutions who are members of an advisory board are eligible at the discretion of the Company. Currently, there are four advisory board members in the plan. The Company also has supplemental retirement plans for several of its executives. Total expense relating to these plans for 1999, 1998, and 1997 was $360,000, $809,000, and $513,000, respectively. The Company does not, as a policy, offer postretirement benefits other than the plans discussed above.

          The Company has stock option plans which provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (SARSs), or restricted stock. The plans provide that incentive stock option prices will not be less than the fair market value of the stock at the grant date and nonqualified stock option prices shall not be less than 90% of the fair value of the stock at the grant date. Options granted are eligible to be exercised equally over a three-year period. All options expire no later than ten years from the grant date.

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 9    EMPLOYEE BENEFIT PLANS (Continued)

          The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value for options granted for the years ended December 31:



                                                      1999       1998       1997
--------------------------------------------------------------------------------

          Dividend yield                              3.00%      3.00%      4.50%
          Risk-free interest rate                     6.86%      5.41%      5.75%
          Weighted average expected life (years)       7.0        7.0        7.0
          Expected volatility                         23.9%      22.2%      20.2%



          The weighted average fair value of options granted as of their grant date, using the assumptions shown above, was computed at $3.49, $3.11, and $1.45 per share for options granted in 1999, 1998, and 1997, respectively.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and directors' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and directors' stock options.

          No compensation cost has been recognized for the plan. Had compensation cost been determined on the basis of fair value, net income and earnings per share would have been reduced as follows:





                                                1999          1998         1997
         --------------------------------------------------------------------------
                                         (In Thousands, Except Per Share Amounts)

         Net income:

            As reported                          $7,377       $6,829       $6,036
         ==========================================================================

            Pro forma                            $7,139       $6,665       $5,953
         ==========================================================================

         Earnings per share:

            As reported:
              Basic                               $0.85        $0.77        $0.68
              Diluted                              0.83         0.75         0.66

            Pro forma:
              Basic                                0.82         0.75         0.67
              Diluted                              0.80         0.73         0.65


                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9    EMPLOYEE BENEFIT PLANS (Continued)

          A summary of stock option transactions for each of the three years in the period ended December 31, 1999, is as follows:




                                              NUMBER OF     OPTION PRICE    WEIGHTED AVERAGE
                                                SHARES       PER SHARE       EXERCISE PRICE
          --------------------------------------------------------------------------------------

          Balance at January 1, 1997             607,620      $1.77 - $8.38             $5.19
             Granted                             113,000      $1.77 - $7.88              8.36
             Exercised                          (121,618)     $1.77 - $7.88              4.09
          -------------------------------------------------                 --------------------

          Balance at December 31, 1997           599,002      $1.77 - $8.38              6.02
             Granted                              95,600    $12.75 - $13.25             13.14
             Exercised                          (100,138)     $1.77 - $8.38              5.34
          -------------------------------------------------                 --------------------

          Balance at December 31, 1998           594,464     $1.77 - $13.25              7.27
             Granted                             106,000   $11.875 - $12.50             12.39
             Exercised                           (50,314)     $1.77 - $8.25              3.53
             Expired                              (3,600)            $12.75             12.75
          -------------------------------------------------                 --------------------

          Balance at December 31, 1999           646,550     $1.77 - $13.25             $8.38
          =================================================                 ====================

The following is a summary of the options outstanding at December 31, 1999:






                                                  OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                         ---------------------------------------                 --------------------------
                                                        WEIGHTED
                                                        AVERAGE      WEIGHTED                                   WEIGHTED
                                                       REMAINING      AVERAGE                                   AVERAGE
                 EXERCISE                             CONTRACTUAL    EXERCISE                                   EXERCISE
               PRICE RANGE                 NUMBER    LIFE - YEARS      PRICE                        NUMBER       PRICE
          -----------------------------------------------------------------------------------------------------------------

                 $1.77 - $2.94              43,150             2.3       $2.82                        43,150        $2.82
                 $3.06 - $4.78              79,600             2.3        4.08                        79,600         4.08
                 $6.38 - $8.38             325,800             6.3        7.51                       294,333         7.42
              $11.875 - $13.25             198,000             9.5       12.75                        30,667        13.15
          -----------------------------------------------------------------------------------------------------------------

          Total                            646,550             6.5       $8.38                       447,750        $6.77
          =================================================================================================================

          NOTE 10   STOCKHOLDERS' EQUITY

          The Board of Directors of the Company is authorized to issue cumulative preferred stock in series and to establish the relative rights and preferences of each series with respect to rates, redemption rights and prices, conversion terms, voluntary liquidation rights, and voting powers. Cumulative preferred stock will rank prior to common stock as to dividend rights and liquidation preferences. Under Wisconsin state law, preferred stockholders are entitled to vote as a separate class or series in certain circumstances, including any amendment which would adversely change the specific terms of such series of stock or which would create or enlarge any class or series ranking prior thereto in rights and preferences (excluding substituting the surviving entity in a merger or consolidation of the Company).

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10   STOCKHOLDERS' EQUITY (Continued)

          The Savings Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Savings Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by federal and state regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Savings Bank meets all capital adequacy requirements to which it is subject.

          As of December 31, 1999, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Savings Bank's category.

          The Savings Bank's actual and regulatory capital amounts (in thousands) and ratios are as follows:


                                                                                                               TO BE WELL
                                                                                                           CAPITALIZED UNDER
                                                                                        FOR CAPITAL        PROMPT CORRECTIVE
                                                                ACTUAL               ADEQUACY PURPOSES     ACTION PROVISIONS
-------------------------------------------------------------------------------------------------------------------------------
                                                                AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT      RATIO
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Dollars in Thousands)


DECEMBER 31, 1999:

Risk-based capital (to risk-weighted assets)                     $76,326    14.0%     >=$43,770  >=8.0%      >=$54,713  >=10.0%
Tier I (core) capital (to risk-weighted assets)                  $72,416    13.2%     >=$21,885  >=4.0%      >=$32,828   >=6.0%
Tier I (core) capital (to adjusted assets)                       $72,416     8.6%     >=$33,546  >=4.0%      >=$41,783   >=5.0%
Tangible equity (to tangible assets)                             $72,416     8.6%     >=$33,546  >=4.0%      >=$41,783   >=5.0%
State of Wisconsin capital (to total assets)                     $77,197     9.2%     >=$50,377  >=6.0%            N/A      N/A

DECEMBER 31, 1998:

Risk-based capital (to risk-weighted assets)                     $72,055    15.7%     >=$36,620  >=8.0%      >=$45,775  >=10.0%
Tier I (core) capital (to risk-weighted assets)                  $68,524    15.0%     >=$18,310  >=4.0%      >=$27,465   >=6.0%
Tier I (core) capital (to adjusted assets)                       $68,524     9.6%     >=$28,697  >=4.0%      >=$35,872   >=5.0%
Tangible equity (to tangible assets)                             $68,524     9.6%     >=$28,697  >=4.0%      >=$35,872   >=5.0%
State of Wisconsin capital (to total assets)                     $73,414    10.2%     >=$43,181  >=6.0%            N/A      N/A

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10   STOCKHOLDERS' EQUITY (Continued)

          Following are reconciliations of the Savings Bank's stockholder's equity under generally accepted accounting principles to capital as determined by regulations:



                                                                             RISK-        TIER I      STATE OF
                                                                             BASED        (CORE)     WISCONSIN
                                                                            CAPITAL      CAPITAL      CAPITAL
-----------------------------------------------------------------------------------------------------------------
                                                                                     (In Thousands)

As of December 31, 1999:
   Regulatory capital                                                         $76,326      $72,416      $77,197
   Unrealized gains on available-for-sale securities                              479          479
   Investments in and advances to nonincludable subsidiaries                      392          392
   Allowance for loan losses                                                   (3,910)                   (3,910)
-----------------------------------------------------------------------------------------------------------------

Stockholder's equity (First Northern Savings Bank only)                       $73,287      $73,287      $73,287
=================================================================================================================

Stockholders' equity (First Northern Capital Corp.)                           $76,795      $76,795      $76,795
=================================================================================================================

As of December 31, 1998:
   Regulatory capital                                                         $72,055      $68,524      $73,414
   Unrealized gains on available-for-sale securities                              960          960
   Investments in and advances to nonincludable subsidiaries                      399          399
   Allowance for loan losses                                                   (3,531)                   (3,531)
-----------------------------------------------------------------------------------------------------------------

Stockholder's equity (First Northern Savings Bank only)                       $69,883      $69,883      $69,883
=================================================================================================================

Stockholders' equity (First Northern Capital Corp.)                           $76,093      $76,093      $76,093
=================================================================================================================

          The capital distribution regulations allow a well-capitalized bank to make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount requires prior OTS notice, with the opportunity for OTS to object to the distribution.

          Unlike the Savings Bank, the Company is not subject to these regulatory capital requirements or restrictions on the payment of dividends to it stockholders. However, the source of its future dividends may depend upon dividends from the Savings Bank.

          On October 18, 1996, the Company began a second stock repurchase program for its common stock to be used for the exercise of stock options. The program concluded on October 20, 1997, with a total of 60,800 shares being purchased at an average price of $8.62 per share. A third stock repurchase program began March 20, 1998, for up to 446,101 shares. The program concluded on December 31, 1999, with a total of 446,101 shares being repurchased at an average price of $11.81 per share.

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11   ACCUMULATED OTHER COMPREHENSIVE INCOME

          Comprehensive income is shown in the consolidated statements of stockholders' equity. The Company's accumulated other comprehensive income is comprised of the unrealized gain or loss on securities available-for-sale. The following shows the activity in accumulated other comprehensive income:


                                                                                 1999         1998         1997
          -------------------------------------------------------------------------------------------------------
                                                                                     (In Thousands)
          Accumulated other comprehensive income at beginning of year            $960         $614         $385
          -------------------------------------------------------------------------------------------------------

          Activity:
              Unrealized gain (loss) on securities available-for-sale            (795)         577          382
              Tax impact                                                          314         (231)        (153)
          -------------------------------------------------------------------------------------------------------

          Net change in unrealized gain (loss) on securities available-for-sale  (481)         346          229
          -------------------------------------------------------------------------------------------------------

          Accumulated other comprehensive income at end of year                  $479          $960        $614
          =======================================================================================================

NOTE 12   EARNINGS PER SHARE

          The following shows the computation of the basic and diluted earnings per share for the years ended December 31:

                                                                                            WEIGHTED
                                                                                            AVERAGE      EARNINGS
                                                                                           NUMBER OF       PER
                                                                             NET INCOME      SHARES        SHARE
          --------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands, Except Per Share Amounts)



         1999
         Earnings per share - Basic                                               $7,377       8,704,183         $0.85
                                                                                                         ==============
         Effect of stock options - Net                                                           176,782
         -------------------------------------------------------------------------------------------------

         Earnings per share - Diluted                                             $7,377       8,880,965         $0.83
         ==============================================================================================================

         1998
         Earnings per share - Basic                                               $6,829       8,851,486         $0.77
                                                                                                         ==============
         Effect of stock options - Net                                                           241,167
         -------------------------------------------------------------------------------------------------

         Earnings per share - Diluted                                             $6,829       9,092,653         $0.75
         ==============================================================================================================

         1997
         Earnings per share - Basic                                               $6,036       8,834,937         $0.68
                                                                                                         ==============
         Effect of stock options - Net                                                           245,300
         -------------------------------------------------------------------------------------------------

         Earnings per share - Diluted                                             $6,036       9,080,237         $0.66
         ===============================================================================================================

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13   SEGMENT INFORMATION

          First Northern Capital Corp., through a branch network of its subsidiary, First Northern Savings Bank, provides a full range of consumer and commercial financial institution services to individuals and businesses in Northeastern Wisconsin. These services include demand, time, and savings deposits; safe deposit services; credit cards; notary services; night depository; money orders, traveler's checks, and cashier's checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; and financial planning.

          While the Company's chief decision-makers monitor the revenue streams of various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's financial institution operations are considered by management to be aggregated in one reportable operating segment.

NOTE 14   COMMITMENTS

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

          Off-balance-sheet financial instruments whose contract amounts represent credit and/or interest rate risk at December 31 are as follows:

                                                                                             1999         1998
          ------------------------------------------------------------------------------------------------------
                                                                                              (In Thousands)
          Commitments to extend credit:
            Fixed rate (8.25% to 8.50% in 1999 and 6.375% to 7.50% in 1998)                  $178       $4,656
            Adjustable rate (6.50% to 7.75% in 1999 and 5.75% to 8.00% in 1998)             2,554        3,618
          Commitments to sell mortgage loans                                                    -        4,103
          Unused overdraft protection lines of credit for checking accounts                 1,462        1,522
          Unused home equity lines of credit                                               19,327       15,819
          Unused commercial real estate line of credit                                      3,195          102
          Unused commercial letters of credit                                                 513          841
          Unused credit card lines of credit                                                6,606        4,577

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. As some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The Company generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of one- to four-family residences.

          Commitments to extend credit on a fixed-rate basis expose the Company to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period.

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

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14   COMMITMENTS (Continued)

          Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The commitments are structured to allow for 100% collateralization on all standby letters of credit.

          The Company has no investments in nor is a party to transactions involving derivative investments, except mortgage-related securities which represent minimal risk to the Company.

NOTE 15   FAIR VALUE OF FINANCIAL INSTRUMENTS

          Fair value estimates, methods, and assumptions for the Company's financial instruments are summarized below.

          Cash and Cash Equivalents - The carrying values approximate the fair values for these assets.

          Investment and Mortgage-Related Securities - Fair values are based on quoted market prices where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

          Loans Receivable and Loans Held-for-Sale - For certain homogeneous categories of loans, such as fixed-rate residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

          Accrued Interest Receivable and Payable - The carrying amounts reported in the consolidated statements of financial condition approximate their fair values.

          Federal Home Loan Bank Stock - Fair value for the Federal Home Loan Bank stock is based on its redeemable (carrying) value, as a market for this stock is restricted.

          Deposits - The fair value of deposits with no stated maturity, such as passbooks, negotiable order of withdrawal accounts, and variable rate insured money market accounts, is the amount payable on demand on the reporting date. The fair value of fixed-rate, fixed-maturity, certificate accounts is estimated using discounted cash flows with discount rates at interest rates currently offered for deposits of similar remaining maturities.

          Borrowings - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value of borrowed funds due on demand is the amount payable at the reporting date. The fair value of borrowed funds with fixed terms is estimated using discounted cash flows with discount rates at interest rates currently offered by lenders for similar remaining maturities.

          Off-Balance-Sheet Instruments - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counterparties. Since this amount is immaterial, no amounts for fair value are presented.

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          The carrying value and estimated fair value of financial instruments at December 31 were as follows:


                                                                     1999                              1998
                                                        --------------------------------  --------------------------------
                                                             CARRYING       ESTIMATED          CARRYING       ESTIMATED
                                                             AMOUNT         FAIR VALUE          AMOUNT        FAIR VALUE
          ----------------------------------------------------------------------------------------------------------------
                                                                       (In Thousands)

          Financial assets:
            Cash and cash equivalents                         $12,372         $12,372            $7,211          $7,211
            Securities                                         50,261          49,618            45,464          45,730
            Federal Home Loan Bank stock                        9,250           9,250             5,250           5,250
            Total loans - Net                                 737,965         700,493           634,814         636,243
            Accrued interest receivable                         4,229           4,229             3,686           3,686
          ----------------------------------------------------------------------------------------------------------------

          Total financial assets                              $814,077        $775,962          $696,425        $698,120
          ================================================================================================================

          Financial liabilities:
             Deposits                                         $564,085        $565,121          $539,659        $541,866
             Accrued interest payable                            2,823           2,823             2,713           2,713
             Borrowed funds                                    185,899         184,559            91,977          92,522
          ----------------------------------------------------------------------------------------------------------------

          Total financial liabilities                         $752,807        $752,503          $634,349        $637,101
          ================================================================================================================


          Limitations - Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the statement of financial condition. Significant assets and liabilities that are not considered financial assets and liabilities include office properties and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

                                                                                            STATEMENTS OF FINANCIAL CONDITION

                                                                                                        DECEMBER 31
                                                                                                 --------------------------
                                                 ASSETS                                              1999         1998
          -----------------------------------------------------------------------------------------------------------------
                                                                                                      (In Thousands)

          Cash                                                                                       $3,129       $5,998
          Investment in subsidiaries                                                                 73,287       69,883
          Other                                                                                         393          228
          -----------------------------------------------------------------------------------------------------------------

          TOTAL ASSETS                                                                              $76,809      $76,109
          =================================================================================================================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
          -----------------------------------------------------------------------------------------------------------------

          Liabilities:
             Other liabilities                                                                          $14          $16
          -----------------------------------------------------------------------------------------------------------------

               Total liabilities                                                                         14           16
          -----------------------------------------------------------------------------------------------------------------

          Stockholders' equity:
             Common stock                                                                             9,135        9,135
             Additional paid-in capital                                                               8,780        9,126
             Retained earnings                                                                       64,468       60,582
             Accumulated comprehensive income                                                           479          960
             Treasury stock at cost                                                                  (6,067)      (3,710)
          -----------------------------------------------------------------------------------------------------------------

               Total stockholders' equity                                                            76,795       76,093
          -----------------------------------------------------------------------------------------------------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $76,809      $76,109
          =================================================================================================================

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                                                                                            STATEMENTS OF INCOME

                                                                                           YEARS ENDED DECEMBER 31
                                                                                    ---------------------------------------
                                                                                          1999         1998         1997
          -----------------------------------------------------------------------------------------------------------------
                                                                                                (In Thousands)

          Interest and dividend income                                                    $168         $249         $170
          Equity in earnings of subsidiary                                               7,384        6,751        6,010
          -----------------------------------------------------------------------------------------------------------------

             Total income                                                                7,552        7,000        6,180
          -----------------------------------------------------------------------------------------------------------------

          Compensation                                                                      12           12           12
          Other operating expenses                                                         158          109          115
          -----------------------------------------------------------------------------------------------------------------

             Total expenses                                                                170          121          127
          -----------------------------------------------------------------------------------------------------------------

          Income before provision for income taxes                                       7,382        6,879        6,053
          Provision for income taxes                                                         5           50           17
          -----------------------------------------------------------------------------------------------------------------

          Net income                                                                    $7,377       $6,829       $6,036
          =================================================================================================================

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                                                                                            STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED DECEMBER 31
                                                                                    ---------------------------------------
                                                                                        1999         1998         1997
          -----------------------------------------------------------------------------------------------------------------
                                                                                                (In Thousands)
          Cash flows from operating activities:
            Net income                                                                  $7,377       $6,829      $6,036
          -----------------------------------------------------------------------------------------------------------------

            Adjustments to reconcile net income to net cash provided by
            (used in) operating activities:
             Equity in earnings of subsidiary                                           (7,384)      (6,751)     (6,010)
             Change in other operating assets and liabilities                               (3)          47          29
          -----------------------------------------------------------------------------------------------------------------

               Total adjustments                                                        (7,387)      (6,704)     (5,981)
          -----------------------------------------------------------------------------------------------------------------

          Net cash provided by (used in) operating activities                              (10)         125          55
          -----------------------------------------------------------------------------------------------------------------

          Cash flows from investing activities:
            Dividends received from subsidiary                                           3,500        6,355       2,915
            Purchase of investment available-for-sale                                     (111)           -           -
          -----------------------------------------------------------------------------------------------------------------

          Net cash provided by investing activities                                      3,389        6,355       2,915
          -----------------------------------------------------------------------------------------------------------------

          Cash flows from financing activities:
             Cash dividends paid                                                        (3,491)      (3,192)     (2,826)
             Purchase of treasury stock                                                 (2,935)      (2,333)       (441)
             Retirement of common stock                                                      -          (18)          -
             Proceeds from exercise of stock options                                       178          534         487
          -----------------------------------------------------------------------------------------------------------------

          Net cash used in financing activities                                         (6,248)      (5,009)     (2,780)
          -----------------------------------------------------------------------------------------------------------------

          Net increase (decrease) in cash                                               (2,869)       1,471         190
          Cash at beginning of year                                                      5,998        4,527       4,337
          -----------------------------------------------------------------------------------------------------------------

          Cash at end of year                                                           $3,129       $5,998      $4,527
          =================================================================================================================

                                   FIRST NORTHERN CAPITAL CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17   SUBSEQUENT EVENT

          On February 21, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Mutual Savings Bank ("Mutual"), a Wisconsin-chartered mutual savings bank and OV Corp. (the "Merger Corp."), a wholly owned subsidiary of Mutual organized for the purpose of effecting the transactions contemplated by the Merger Agreement. The Merger Corp. will be the surviving corporation. The Merger Agreement provides for the acquisition of the Company by Mutual through a merger of the Company with and into the Merger Corp.

          Subject to the terms and conditions of the Merger Agreement, at the time of the merger, each outstanding share of the Company's common stock will be converted into the right to receive cash in the amount of $15.00 or 1.5 shares of common stock of the Merger Corp. or a combination of cash and shares of the Merger Corp.

          In connection with the Merger, the Company and Mutual will engage in a restructuring. As part of the restructuring, Mutual will form a mutual holding company. The mutual holding company will own a majority of the Merger Corp.'s common stock. The balance of the shares of the Merger Corp. will be offered for sale to Mutual's depositors and issued to First Northern stockholders in the Merger. As a result of the restructuring, the Savings Bank and Mutual will become wholly owned subsidiaries of the Merger Corp.

          The Merger and subsequent restructuring are subject to approval by the stockholders of the Company, depositors of Mutual, and various regulatory agencies.

          Concurrent with the execution of the Merger Agreement, the parties entered into a Stock Option Agreement by which the Company granted Mutual an irrevocable option to purchase up to 1,708,675 share of the Company's stock equal to 19.9% of the number of shares of the Company's stock outstanding on February 21, 2000, at an exercise price of $9.0375 per share. The option would become exercisable under certain circumstances if the Company becomes the subject of a third party proposal for a competing transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         A change in First Northern's independent public accountants during 1999 has been previously reported in a Form 8-K dated September 22, 1999 and filed on September 29, 1999.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information in response to this item is incorporated herein by reference to "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in First Northern's definitive Proxy Statement for its Annual Meeting of Stockholders on April 26, 2000 (the "2000 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

       Information in response to this item is incorporated by reference to "Director Compensation", "Executive Compensation" (other than "Compensation Committee Report on Executive Compensation" thereunder, which is not incorporated by reference herein) and "Compensation Committee Interlocks and Insider Participation" in the 2000 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Information in response to this item is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Annual Meeting Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information in response to this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with First Northern" in the 2000 Annual Meeting Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)   Documents filed as part of the Report:
              1. and 2. Financial Statements and Financial Statement Schedules.

         The following consolidated financial statements of First Northern Capital Corp. and subsidiaries are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":

       Consolidated Statements of Financial Condition - December 31, 1999 and 1998.

       Consolidated Statements of Income - Years Ended December 31, 1999, 1998 and 1997.

       Consolidated Statements of Changes In Stockholders' Equity - Years Ended December 31, 1999, 1998 and 1997.

       Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997.

       Notes to Consolidated Financial Statements.

       Report of Wipfli Ullrich Bertelson LLP, Independent Auditors.

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

       (b)    Reports on Form 8-K:

              No reports on Form 8-K were filed during the last quarter of 1999. However, a Form 8-K dated as of February 21, 2000 was filed on February 23, 2000, to report, under Item 5, First Northern's Merger Agreement with Mutual Savings Bank.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST NORTHERN CAPITAL CORP.
March 20, 2000

                                    By:   /s/Michael D. Meeuwsen
                                          ----------------------
                                          Michael D. Meeuwsen
                                          President and Chief Executive Officer

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

                                                    SIGNATURE AND TITLE

                    /s/J. Gus Swoboda                                         /s/Thomas J. Lopina, Sr.
    -----------------------------------------------------        ------------------------------------------------------
          J. Gus Swoboda, Chairman and Director                           Thomas J. Lopina, Sr., Director


                  /s/Michael D. Meeuwsen                                        /s/Richard C. Smits
    -----------------------------------------------------        ------------------------------------------------------
             Michael D. Meeuwsen, President,                                 Richard C.  Smits, Director
           Chief Executive Officer and Director
               (Principal Executive Officer)


                    /s/Rick B. Colberg                                           /s/Robert B. Olson
    -----------------------------------------------------        ------------------------------------------------------
        Rick B. Colberg, Vice President, Treasurer                           Robert B. Olson, Director
                and Chief Financial Officer
               (Principal Financial Officer)


                 /s/Howard M. Frankenthal                                            /s/James L. Elbe
    -----------------------------------------------------        ------------------------------------------------------
             Howard M. Frankenthal, Director                                   James L. Elbe, Accounting Officer
                                                                                 (Principal Accounting Officer)

---------------
     *  Each of the above signatures is affixed as of March 20, 2000.

                          FIRST NORTHERN CAPITAL CORP.
                               (THE "REGISTRANT)

                          COMMISSION FILE NO. 0-27982

                                 EXHIBIT INDEX
                                       TO
                        1999 ANNUAL REPORT ON FORM 10-K


    EXHIBIT                                                                        INCORPORATED HEREIN                  FILED
    NUMBER                                 DESCRIPTION                               BY REFERENCE TO                  HEREWITH
    -------                                -----------                             -------------------                --------

       2.1                 Agreement and Plan of Merger, dated as         Exhibit 2.1 to Registrant's
                          of February 21, 2000, by and among Mutual     Current Report on Form 8-K dated as
                          Savings Bank, OV Corp. and First Northern     of February 21, 2000 (the "2/21/00
                          Capital Corp.                                 8-K")

       2.2                 Stock Option Agreement, dated as of            Exhibit 2.2 to the 2/21/00 8-K
                          February 21, 2000, by and between Mutual
                          Savings Bank and First Northern Capital
                          Corp.

       2.3                 Agreement and Plan of Reorganization,          Appendix A to the Proxy
                          dated as of August 16, 1995, by and            Statement/Prospectus dated
                          among Registrant, First Northern Savings       November 2, 1995 (the "Proxy
                          Bank, S.A. (the "Savings Bank") and FNGB       Statement/Prospectus") contained
                          Interim Savings Bank, FSB                      in the Registrant's Registration
                                                                         Statement on Form S-4 (No.
                                                                         33-98088) filed on October 13,
                                                                         1995, as amended by Pre-Effective
                                                                         Amendment No. 1 filed on October
                                                                         31, 1995 ( the "1995 Registration
                                                                         Statement")

       3.1                 Articles of Incorporation                      Appendix B to the Proxy
                                                                         Statement/Prospectus

       3.2                 Bylaws                                         Appendix C to the Proxy
                                                                         Statement/Prospectus
       4*

       4.1                 Specimen Common Stock Certificate              Exhibit 4.1 to Registrant's
                                                                         Current Report on Form 8-K dated
                                                                         as of December 20, 1995 (the
                                                                         "12/20/95 8-K")

       4.2                 Articles III, IV and VII of Articles           See Exhibit 3.1 above
                          of Incorporation

       10.1**              Management Incentive Plan of Savings           Exhibit 10.1 to Registrant's
                          Bank                                           12/20/95 8-K


    EXHIBIT                                                                        INCORPORATED HEREIN                  FILED
    NUMBER                                 DESCRIPTION                               BY REFERENCE TO                  HEREWITH
    -------                                -----------                             -------------------                --------
       10.2.1**             Employment Agreements, dated as of             Exhibit 10.2.1 to Registrant's
                          January 2, 1990, between Savings Bank          12/20/95 8-K
                          and each of the following executive
                          officers of Savings Bank: Michael D.
                          Meeuwsen; Rick B. Colberg; Marla J.
                          Carr; Richard E. Aicher; and John E.
                          Steinbrecker

       10.2.2**            Employment Agreement, dated as of              Exhibit 10.2.2 to Registrant's
                          January 2, 1992, between Savings Bank          12/20/95 8-K
                          and Dale J. Darmody

       10.2.3**            Employment Agreements, dated as of             Exhibit 10.2.4 to Registrant's
                          April 28, 1994, between Savings Bank and       12/20/95 8-K
                          each of the following executive officers
                          of Savings Bank: Charles R. Albers;
                          Richard C. Smits; and Steven L. Wilmet

       10.2.4**            Amendments No.  1 to Employment                Exhibit (10)-2.5 to
                          Agreements, dated as of September 20,          Registrant's 1995 Registration
                          1995, between Savings Bank and each of         Statement
                          the following executive officers of
                          Savings Bank: Michael D. Meeuwsen; Rick
                          B. Colberg; Marla J. Carr; Richard E.
                          Aicher; John E. Steinbrecker; Dale J.
                          Darmody; Charles R. Albers; Richard C.
                          Smits; and Steven L. Wilmet

       10.3.1**            Non-Qualified Deferred Retirement Plan         Exhibit 10.3 to Registrant's
                          for Directors of Savings Bank                  12/20/95 8-K

       10.3.2**            Amendment No.  1 to Non-Qualified              Exhibit 10.3.2 to Registrant's
                          Deferred Retirement Plan for Directors         Annual Report on Form 10-K for
                          of  Savings Bank.                              the fiscal year ended December
                                                                         31, 1998 (the "1998 10-K")

       10.4.1**            1999 Stock Plan                                Appendix A to Proxy Statement
                                                                         for Annual Meeting of
                                                                         Stockholders' on April 28, 1999

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

       10.5.2**            Amendment No. 1 to Salary                      Exhibit (10)-5.4 to
                          Continuation Agreement, dated as of            Registrant's 1995 Registration
                          September 20, 1995, between Savings Bank       Statement
                          and Richard C. Smits

       10.6.2**            Supplemental Retirement Agreement,             Exhibit (10)-6.2 to
                          dated as of January 1, 1995, between           Registrant's 1995 Registration
                          Savings Bank and Richard C. Smits              Statement

       10.6.3**            Amendments No. 1 to Supplemental               Exhibit (10)-6.3 to
                          Retirement Agreements, dated as of             Registrant's 1995 Registration
                          September 20, 1995, between Savings Bank
                          Statement and each of the following
                          executive officers of Savings Bank:
                          Richard E. Aicher; Marla J.  Carr; Rick B.
                          Colberg; Dale J. Darmody; Michael D.
                          Meeuwsen; Richard C. Smits; and John
                          E. Steinbrecker

       10.6.4**            Amendment No. 2 to Supplemental                Exhibit 10.6.4 to the 1998
                          Retirement Agreements dated as of              10-K
                          October 15, 1998, between Savings Bank
                          and each of the following executive
                          officers of Savings Bank:  Richard E.
                          Aicher; Marla J. Carr; Rick B.
                          Colberg; Dale J. Darmody; Michael D.
                          Meeuwsen; and John E. Steinbrecker

       10.7                Agreements in connection with                  Exhibit 10.7 to Registrant's
                          acquisition of 50% stock interest in           12/20/95 8-K
                          Savings Financial Corporation

       11.1                Statement regarding computation of per                                                        X
                          share earnings

       21.1                List of Subsidiaries of Registrant             Exhibit 21.1 to Registrant's
                                                                         12/20/95 8-K

       23.1                Consent of Wipfli Ullrich Bertelson                                                           X
                          LLP, Registrant's independent auditors

       23.2                Consent of Ernst & Young LLP,                                                                 X
                          Registrant's independent auditors

       24.1                Power of Attorney, contained in the                                                           X
                          signature page of this Report

    EXHIBIT                                                                        INCORPORATED HEREIN                  FILED
    NUMBER                                 DESCRIPTION                               BY REFERENCE TO                  HEREWITH
    -------                                -----------                             -------------------                --------
       27.1                 Financial Data Schedule, which is                                                            X
                          submitted electronically to the
                          Securities and Exchange Commission for
                          information only and not filed.

       99.1                Joint Press Release of Mutual Savings            Exhibit 2.3 to the 2/21/00 8-K
                          Bank and First Northern Capital Corp.,
                          dated February 22, 2000


    -----------------

      * Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the SEC, upon request, a copy of any unfiled instrument defining the rights of security holders.

      **Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.