Form 10-Q
period 2000-03-31
FIRST NORTHERN CAPITAL CORP
filed 2000-05-11
CIK 1002213

                       SECURITIES AND EXCHANGE COMMISSION

                                                                        WASHINGTON, D.C. 20549

                                                         Form 10-Q

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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
Yes	X	No

The number of shares outstanding of the issuer's common stock $1.00 par value per share, was 8,567,808shares, at April 28, 2000.

                                                          INDEX

                                    PART 1 - FINANCIAL INFORMATION
Item 1.	Financial Statements	Page No.

	Unaudited Consolidated Statements of Financial
	Condition as of March 31, 2000
	and December 31, 1999	3

	Unaudited Consolidated Statements of Income
	for the Three Months Ended
	March 31, 2000 and March 31, 1999	4

	Unaudited Consolidated Statements of
	Stockholders' Equity
	for the Three Months Ended
	March 31, 2000 and March 31, 1999	5

	Unaudited Consolidated Statements of Cash
	Flows for the Three Months Ended
	March 31, 2000 and March 31, 1999	6

	Notes to Unaudited Consolidated
	Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	12 - 28

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	29

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	29

Signatures		30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NORTHERN CAPITAL CORP.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2000		December 31, 1999
	(In Thousands)
Assets

Cash	$ 4,340	$ 8,043
Interest-earning deposits	372	4,329

CASH AND CASH EQUIVALENTS	4,712	12,372

Securities available-for-sale, at fair value
Investment securities	9,018	8,444
Mortgage-related securities	5,375	5,554
Securities held-to-maturity
Investment securities
(estimated fair value of $25,747 - 2000; $25,644 - 1999)	26,231	26,215
Mortgage-related securities
(estimated fair value of $10,234 - 2000; $9,976 - 1999)	10,310	10,048
Loans held for sale	2,347	1,085
Loans receivable	766,554	736,880
Accrued interest receivable	4,518	4,229
Foreclosed properties and repossessed assets	432	382
Office properties and equipment	7,752	7,463
Federal Home Loan Bank stock	10,750	9,250
Life insurance policies	13,831	13,548
Prepaid expense and other assets	4,238	4,153

	$866,068	$839,623

Liabilities

Deposits	$567,693	$566,908
Borrowings	211,484	185,899
Advance payments by borrowers for taxes and insurance	3,472	3,887
Other liabilities	5,991	6,134

TOTAL LIABILITIES	788,640	762,828

Stockholders' Equity

Cumulative preferred stock, $1 par value; 10,000,000
shares authorized; none outstanding
Common stock, $1 par value; 30,000,000 shares authorized;
shares issued: 9,134,735 - 2000 and 1999
shares outstanding: 8,572,808 - 2000; 8,548,658 - 1999	9,135	9,135
Additional paid-in capital	8,528	8,780
Retained earnings	65,180	64,468
Accumulated other comprehensive income	415	479
Treasury stock at cost (561,927 shares - 2000; 586,077 shares - 1999)	(5,830)	(6,067)

TOTAL STOCKHOLDERS' EQUITY	77,428	76,795

	$866,068	$839,623

See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
		Three Months Ended
March 31
	2000	1999
	(In Thousands,
	Except Per Share Amounts)

Interest and dividend income:
Loans	$13,645	$11,734
Investment securities	678	545
Interest-earning deposits	19	18
Mortgage-related securities	254	185

TOTAL INTEREST AND DIVIDEND INCOME	14,596	12,482
Interest expense:
Deposits	6,159	5,730
Borrowings	2,981	1,398
Advance payments by borrowers for taxes and insurance	12	12

TOTAL INTEREST EXPENSE	9,152	7,140

NET INTEREST INCOME	5,444	5,342
Provision for loan losses	165	60
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,279	5,282

Non-interest income:
Fees on serviced loans	55	36
Loan fees and service charges	58	53
Deposit account service charges	390	316
Insurance commissions	111	60
Gains on sales of loans	11	168
Other	383	287

TOTAL NON-INTEREST INCOME	1,008	920

Non-interest expense:
Compensation, payroll taxes and other employee benefits	2,113	1,854
Federal insurance premiums	30	81
Occupancy	300	241
Data processing	403	391
Furniture and equipment	112	103
Telephone and postage	118	121
Marketing	105	115
Other	655	582

TOTAL NON-INTEREST EXPENSE	3,836	3,488

INCOME BEFORE INCOME TAXES	2,451	2,714
Income taxes	795	923

NET INCOME	$ 1,656	$ 1,791

BASIC NET INCOME PER SHARE	$0.19	$0.20

DILUTED NET INCOME PER SHARE	$0.19	$0.20

CASH DIVIDENDS PAID PER SHARE	$0.11	$0.10

See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
		Additional			Other-
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total
	(In Thousands)
For the Three Months Ended March 31, 2000

Balance at January 1, 2000	$9,135	$8,780	$64,468	$(6,067)	$479	$76,795
Comprehensive income:
Net income			1,656			1,656
Other comprehensive losses					(64)	(64)
Total comprehensive income						1,592

Cash dividends ($.11 per share)			(944)			(944)
Purchase of treasury stock				(168)		(168)
Exercise of stock options	-	(252)	-	405	-	153

Balance at March 31, 2000	$9,135	$8,528	$65,180	$(5,830)	$415	$77,428

For the Three Months Ended March 31, 1999

Balance at January 1, 1999	$9,135	$9,126	$60,582	$(3,710)	$960	$76,093
Comprehensive income:
Net income			1,791			1,791
Other comprehensive losses					(141)	(141)
Total comprehensive income						1,650

Cash dividends ($.10 per share)			(880)			(880)
Purchase of treasury stock				(632)		(632)
Exercise of stock options	-	(291)	-	495	-	204

Balance at March 31, 1999	$9,135	$ 8,835	$61,493	$(3,847)	$819	$76,435

See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
		Three Months Ended
		March 31
	2000	1999
	(In Thousands)
Cash flows from operating activities:
Net income	$ 1,656	$ 1,791
Adjustments to reconcile net income to cash provided
by operating activities:
Provision for losses on loans	165	60
Provision for depreciation and amortization	212	214
Gains on sales of loans	(11)	(168)
Loans originated for sale	(1,731)	(10,795)
Proceeds from loan sales	480	9,808
Increase in interest receivable	(289)	(118)
Increase (decrease) in interest payable	5	(3)
Increase in other assets	(275)	(659)
Decrease in other liabilities	(182)	(367)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	30	(237)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investment securities	500	1,000
Proceeds from maturities of held-to-maturity investment securities	1,472	3,000
Purchases of available-for-sale investment securities	(1,163)	(495)
Purchases of held-to-maturity investment securities	(1,477)	(4,788)
Principal repayments on available-for-sale mortgage-related securities	77	4
Principal repayments on held-to-maturity mortgage-related securities	830	559
Purchases of held-to-maturity mortgage-related securities	(991)	-
Net increase in loans receivable	(29,903)	(5,716)
Purchases of office properties and equipment	(501)	(101)
Purchase of Federal Home Loan Bank stock	(1,500)	(500)

NET CASH USED BY INVESTING ACTIVITIES	(32,656)	(7,037)

Cash flows from financing activities:
Net increase in deposits	780	3,753
Net increase in short-term borrowings	1,686	7,135
Proceeds from long-term borrowings	39,965	2,025
Repayments of long-term borrowings	(16,066)	(5,000)
Cash dividend paid	(944)	(880)
Purchase of treasury stock	(168)	(632)
Proceeds from exercise of stock options	128	150
Net decrease in advance payments by borrowers for taxes and insurance	(415)	(375)

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,966	6,176

DECREASE IN CASH AND CASH EQUIVALENTS	(7,660)	(1,098)
Cash and cash equivalents at beginning of period	12,372	7,211

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 4,712	$ 6,113

Supplemental Information to the Statement of Cash Flows:

Interest on deposits	$6,153	$5,733
Interest on borrowings	2,729	1,361
Income taxes	-	165
Loans transferred to foreclosed properties and repossessed assets	84	82

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
  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of First Northern, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statement of Stockholders' Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at March 31, 2000 and December 31, 1999, the results of their income for the three months ended March 31, 2000 and 1999, the changes in stockholders' equity for the three months ended March 31, 2000 and 1999, and their cash flows for the three months ended March 31, 2000 and 1999. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with First Northern's 1999 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

  Securities Available-for-Sale

  The amortized cost and estimated fair values of securities available-for-sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
At March 31, 2000:
U.S. government and agency securities	$ 7,401	$ 1	$(118)	$ 7,284
Asset Management Funds	571		(19)	552
Federal Home Loan Mortgage
Corporation stock	33	1,028		1,061
Northwest Equities Corporation stock	111	10	-	121
	8,116	1,039	(137)	9,018

Mortgage-related securities
Federal Home Loan Mortgage Corporation	1,879		97	1,782
Federal National Mortgage Association	1,766			1,766
Government National Mortgage Association	1,938		111	1,827
	5,583	-	208	5,375

	$13,699	$1,039	$(345)	$14,393

At December 31, 1999:
U.S. government and agency securities	$ 6,737	$ 6	$ (86)	$ 6,657
Asset Management Funds	563		(17)	546
Federal Home Loan Mortgage
Corporation stock	33	1,097		1,130
Northwest Equities Corporation stock	111	-	-	111
	7,444	1,103	(103)	8,444

Mortgage-related securities
Federal Home Loan Mortgage Corporation	1,938		(92)	1,846
Federal National Mortgage Association	1,862			1,862
Government National Mortgage Association	1,955	-	(109)	1,846
	5,755	-	(201)	5,554

	$13,199	$1,103	$(304)	$13,998

  At March 31, 2000, the U.S. government and agency securities available-for-sale have the following maturities:

	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)

Due in one year or less	$2,249	$2,249
Due after one year through 5 years	5,152	5,035

	$7,401	$7,284

  Expected maturities from mortgage-related securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties

  Securities Held-to-Maturity

  The amortized cost and estimated fair values of mortgage-related securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)

At March 31, 2000:
Investment Securities:
U.S. government and agency securities	$25,231		$(484)	$24,747
Corporate Bonds	1,000	-	-	1,000

Total investment securities	26,231	-	(484)	25,747

Mortgage-related securities:
Federal Home Loan
Mortgage Corporation	6,782	$12	(64)	6,730
Federal National
Mortgage Association	3,528	-	(24)	3,504

Total mortgage-related securities	10,310	12	(88)	10,234

Total investment securities and
mortgage-related securities	$36,541	$12	$(572)	$35,981

At December 31, 1999:
Investment Securities:
U.S. government and agency securities	$25,216		$(571)	$24,645
Corporate bond	999	-	-	999

Total investment securities	26,215	-	(571)	25,644

Mortgage-related securities
Federal Home Loan
Mortgage Corporation	6,192	$15	(60)	6,147
Federal National
Mortgage Association	3,856	1	(28)	3,829

Total mortgage-related securities	10,048	16	(88)	9,976

Total investment securities and
mortgage-related securities	$36,263	$16	$(659)	$35,620

  At March 31, 2000, the investment securities have the following maturities:

	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)

Due in one year or less	$ 5,245	$ 5,222
Due after one year through 5 years	18,392	17,986
Due after 5 years through 10 years	2,594	2,539

	$26,231	$25,747

  Loans Receivable

  The composition of loans follows:

	March 31	December 31
	2000	1999
	(In Thousands)

First mortgage loans:
One to four family residential	$478,359	$465,737
Five or more family residential	37,361	35,815
Commercial real estate	19,717	17,699
Construction-residential	30,454	29,758
Construction-commercial	6,473	6,910
Other	4,169	3,769
	576,533	559,688

Consumer loans:
Consumer	20,693	20,153
Second mortgage	82,132	78,223
Automobile	98,973	96,356
	201,798	194,732

Commercial loans	9,724	4,771
	788,055	759,191

Less:
Undisbursed loan proceeds	16,961	17,852
Allowance for losses	4,062	3,910
Unearned loan fees	478	549
	21,501	22,311

	$766,554	$736,880

  The weighted average number of shares outstanding, including common stock equivalents, for the three months ended March 31, 2000 and 1999 were 8,714,677 and 8,986,029, respectively.
  Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentations.
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

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of

Operations.

CAUTIONARY FACTORS

This 10-Q contains various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Savings Bank's and FNII's loan and investment portfolios; the status of our proposed merger with Mutual Savings Bank; and other factors referred to in the reports filed with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

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

In connection with the Merger, Mutual and First Northern will engage in a restructuring involving a number of steps (the "Restructuring"). As a part of the Restructuring, Mutual will form a mutual holding company in which Mutual's depositors will hold all the voting rights. The mutual holding company will own a majority of the Survivor Common Stock; the balance of the shares of Survivor Common Stock will be offered for sale to Mutual's depositors and issued to First Northern stockholders in the Merger. As a result of the Restructuring, Mutual Savings Bank and the Savings Bank will become wholly owned subsidiaries of Survivor. Thus, Survivor will be a subsidiary mid-tier stock holding company.

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

FINANCIAL CONDITION

BALANCE SHEET

Cash and Cash Equivalents. Cash and cash equivalents decreased $7.7 million at March 31, 2000, as compared to December 31, 1999, primarily because the Savings Bank maintained additional cash at December 31, 1999, as a precaution against possible events associated with Year 2000 concerns. Shortly after December 31, 1999, the cash was redeployed by paying down short-term borrowings.

Securities Available-for-Sale. Investment securities available-for-sale increased $0.6 million as of March 31, 2000, as compared to December 31, 1999, primarily as a result of the reinvestment of maturing securities and the interest earnings on securities being reinvested, partially offset by decreased market value. (See Notes to Unaudited Consolidated Financial Statements--3. Securities Available-for-Sale)

Mortgage-related securities available-for-sale decreased $0.2 million at March 31, 2000, as compared to December 31, 1999, as a result of prepayments and repayments of the underlying security.

Securities Held-to-Maturity. Investment securities held-to-maturity were almost unchanged from March 31, 2000 as compared to December 31, 1999.

Mortgage-related securities held-to-maturity increased $0.3 million as a result of the purchase of additional mortgage-related securities.

Loans Held for Sale. At March 31, 2000, First Northern had $2.3 million of fixed interest rate mortgage and education loans classified as held for sale as compared to $1.1 million at December 31, 1999. The increase in loans held for sale is primarily the result of education loans originated during the first quarter of 2000, all of which are contractually assigned to be sold.

Loans Receivable. Loans receivable increased $29.7 million at March 31, 2000, as compared to December 31, 1999, as a result of: (i) mortgage loan originations and purchases; (ii) reduced prepayments or refinancing of mortgage loans; (iii) increased automobile and second mortgage loan originations; and (iv) the initiation of a commercial lending program in the second quarter of 1999. Loan originations and purchases are as follows:

LOAN ORIGINATIONS AND PURCHASES
	Three Months Ended
	March 31
	2000	1999
	(In Thousands)

Mortgage loans originated and purchased:
Construction	$ 15,313	$8,821
Loans on existing property	17,247	8,707
Refinancing	5,186	29,202
Other loans	573	241
Total mortgage loans originated
and purchased	38,319	46,971

Consumer loans originated and purchased:
Consumer	2,411	1,753
Second mortgage	10,986	9,129
Automobile	15,274	11,857
Education	1,178	950

Total consumer loans originated and purchased	29,849	23,689

Commercial loans	5,308	-

Total loans originated and purchased	$ 73,476	$70,660

Mortgage loan originations and purchases decreased $7.7 million for the first quarter of 2000, as compared to the same period in 1999, primarily as the result of decreased refinancing of existing First Northern mortgage loans. Construction and purchase mortgage loan originations increased in the first quarter of 2000 primarily as a result of increased construction and purchase activity within First Northern's market. Although total mortgage loan originations decreased for the first quarter of 2000, the mortgage loan portfolio outstanding increased $16.8 million (before deductions for undisbursed loan proceeds, allowance for loan losses and unearned loan fees) for the first quarter of 2000. The increased mortgage loan portfolio was primarily the result of: (i) increased adjustable interest rate mortgage loan originations; (ii) reduced prepayments of principal on outstanding loans; and (iii) reduced refinancing of existing mortgage loans, all of which, we believe, is attributable to the increase in interest rates on fixed interest rate mortgage loans.

First Northern added commercial banking services to its existing product lines in the second quarter of 1999. To manage the commercial banking department, First Northern hired a commercial loan manager with 20 years of commercial banking experience. At March 31, 2000, First Northern's commercial loan portfolio outstanding was at $9.7 million and management anticipates that this segment of its loan portfolio will continue to increase. Management believes commercial banking will enable First Northern to enhance its interest earning assets and its interest rate spread management.

Consumer loan originations and purchases increased $6.2 million in the first quarter of 2000 as compared to the same period in 1999, primarily as the result of the increase in second mortgage loan originations and indirect automobile originations from SFC. Second mortgage originations have increased as a result of: (i) management's emphasis; (ii) increased marketing; and (iii) the use of an introductory interest rate for a line-of-credit product secured by a second mortgage. SFC increased its automobile originations by continued personalized service and competitive interest rates.

LOAN SALES
	Three Months Ended
	March 31
	2000	1999
	(In Thousands)

Mortgage Loans	$303	$9,639
Education Loans	166	1

Total Loans Sold	$469	$9,640

Loans sold in the first quarter of 2000, as compared to the first quarter of 1999, decreased as a result of the reduction in 30 year fixed interest rate mortgage loan originations. First Northern retains all adjustable interest rate mortgage loan originations in its portfolio; retains the majority of 15 and 20 year fixed interest rate mortgage loans; and sells most 30 year fixed interest rate mortgage loans in the secondary market. First Northern is contractually committed to sell its current education loan portfolio as well as, future originations.

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

Federal Home Loan Bank Stock. Stock in the Federal Home Loan Bank ("FHLB") increased $1.5 million to $10.8 million at March 31, 2000, as compared to $9.3 million at December 31, 1999. This increase in FHLB stock is the result of increased borrowings outstanding from the FHLB of Chicago. The FHLB requires member institutions to purchase one share of FHLB stock for every $20,000 of FHLB borrowings. The FHLB borrowings are secured by First Northern's 1-4 family residential mortgage loans.

Life Insurance Policies. Life insurance policies or bank owned life insurance ("BOLI") increased $0.3 million in the first three months of 2000 as a result of the increased value of the policies. BOLI is long-term life insurance on the lives of certain current and past Savings Bank employees where the insurance policy benefits and ownership are retained by the Savings Bank. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the participant's death. Management believes this an effective method to help offset a portion of future employee benefit costs.

Deposits. Deposits increased $0.8 million for the first three months of 2000 as a result of offering competitive interest rates and the acquisition of "jumbo" (certificates of deposit in excess of $100,000) deposits. Jumbo deposits consist of wholesale, negotiated retail and municipal deposits which at times, are a cheaper source of funds than retail deposits or borrowing. First Northern's total jumbo deposits were $55.5 million at March 31, 2000.

Borrowings. FHLB borrowings increased $25.6 million in the first three months of 2000, primarily to fund purchases of investment securities and the growth of the loan portfolio. First Northern will borrow monies if borrowing is a less costly form of funding for loans and investments than the cost of acquiring deposits. First Northern anticipates that it will continue to utilize borrowings in 2000 if borrowings incrementally add to the overall profitability of the Company.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance ("escrow") decreased $0.4 million at March 31, 2000, as compared to December 31, 1999. The decrease in escrow dollars was the result of year-end disbursement of real estate taxes from escrow accounts.

Stockholders' Equity. First Northern paid a cash dividend of $0.11 per share on February 9, 2000, to stockholders of record on January 31, 2000. The increase of $0.01 per share represents an 10.0% increase over the fourth quarter of 1999 cash dividend of $0.10 per share.

On March 20, 2000, First Northern approved a fourth stock repurchase program to repurchase up to 429,315 shares (5% of total shares then outstanding) in the open market. At March 31, 2000, 18,500 shares had been purchased or committed to be purchased at an average price of $12.4375 per share.

ASSET QUALITY

First Northern currently classifies any loan on which a payment is greater than 90 days past due as non-performing. The following table summarizes non-performing loans and assets:

	NON-PERFORMING LOANS AND ASSETS
		At March 31 At December 31
	2000	1999
	(Dollars in Thousands)
Non-accrual mortgage loans	$186	$243
Non-accrual consumer loans	47	40

Total non-performing loans	233	283
Properties subject to foreclosure	339	318
Foreclosed properties and
repossessed assets	93	63

Total non-performing assets	$665	$664

Non-performing loans as a percent
of total loans	0.03%	0.04%

Non-performing assets as a percent
of total assets	0.08%	0.08%

Total non-performing loans decreased as of March 31, 2000, as compared to December 31, 1999, primarily as a result of a decrease in non-performing mortgage loans. Management believes non-performing loans and assets, expressed as a percentage of total loans and assets, are far below state and national averages for financial institutions. There are no material accruing loans which, at March 31, 2000, management has reason to believe will become non-performing or result in potential losses.

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

All of First Northern's loans are domestic, meaning the loans are secured by real estate or other collateral located in the continental United States.

A summary of the allowance for losses is shown below.

	LOAN LOSS ALLOWANCE
	At and for the	At and for the
	Three Months Ended	Year Ended
	March 31, 2000	December 31, 1999
	(Dollars in Thousands)
Mortgage Loans:
Balance at the beginning of the period	$2,108	$1,813
Provisions for the period	150	295
Charge-offs:
One-to-four family residential	--	--
Recoveries:
One to four family residential	3	-
Net recoveries	3	-

Balance at the end of the period	2,261	2,108

Consumer Loans:
Balance at the beginning of the period	1,678	1,718
Provisions for the period	15	53
Charge-offs:
Consumer	(14)	(79)
Automobile	(7)	(43)
Total charge-offs	(21)	(122)
Recoveries:
Consumer	3	9
Automobile	2	20
Total recoveries	5	29
Net charge-offs	(16)	(93)

Balance at the end of the period	1,677	1,678

Commercial Loans
Balance at the beginning of the period	124
Provisions for the period	-	124
Balance at the end of the period	124	124

Total loan loss allowances at the end of the period	$4,062	$3,910

Allowance as a percent of total loans	0.53%	0.53%

Allowance as a percent of non-performing loans	1,743.35%	1,381.63%

Allowance as a percent of total assets	0.47%	0.47%

Allowance as a percent of non-performing assets	610.83%	588.86%

RESULTS OF OPERATIONS

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made since First Northern's investment portfolio does not contain tax-exempt securities. Average balances are derived from average daily balances. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability. The yields and rates for the three months ended March 31, 2000 and 1999, have been annualized.

	Three Months Ended March 31
	2000			1999
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets (1):
Mortgage loans	$547,607	$9,652	7.05%	$482,918	$8,557	7.09%
Consumer loans	199,453	3,859	7.74%	159,373	3,177	7.97%
Commercial loans	6,198	134	8.65%	-	-	-
Investment securities (2)	43,607	678	6.22%	36,828	545	5.92%
Interest-earning deposits	1,755	19	4.33%	1,677	18	4.29%
Mortgage-related securities (2)	16,113	254	6.31%	12,287	185	6.02%

TOTAL	814,733	14,596	7.17%.	693,083	12,482	7.20%

Interest-bearing liabilities:
Passbook accounts	69,448	331	1.91%	66,110	327	1.98%
NOW and variable rate insured
money market accounts	134,440	859	2.56%	127,945	739	2.31%
Time deposits	355,446	4,969	5.59%	342,364	4,664	5.45%
Advance payments by borrowers
for taxes and insurance	2,208	12	2.17%	1,862	12	2.58%
Borrowings	202,680	2,981	5.88%	101,626	1,398	5.50%

TOTAL	764,222	9,152	4.79%	639,907	7,140	4.46%

Net interest-earning assets balance
and interest rate spread	$ 50,511		2.38%	$ 53,176		2.74%

Average interest-earning assets, net
interest income and net yield on
average interest-earning assets	$814,733	$ 5,444	2.67%	$693,083	$ 5,342	3.08%

Average interest-earning assets to
interest-bearing liabilities	106.6%			108.3%

----------------------------

  For the purpose of these computations, non-accruing loans are included in the average loan amounts outstanding.
  For the purpose of these computations, the available-for-sale investment securities and mortgage-related securities are presented and yields calculated based upon the historical cost basis.

		Year Ended December 31
		1999
		Interest
	Average	Earned/	Yield/
	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets (1):
Mortgage loans	$500,111	$35,164	7.03%
Consumer loans	175,577	13,816	7.87%
Commercial loans	5,454	468	8.58%
Investment securities (2)	38,789	2,336	6.02%
Interest-earning deposits	1,702	82	4.82%
Mortgage-related securities (2)	14,765	904	6.12%

TOTAL	736,398	52,770	7.17%

Interest-bearing liabilities:
Passbook accounts	70,425	1,385	1.97%
NOW and variable rate insured
money market accounts	132,629	3,085	2.33%
Time deposits	350,423	19,090	5.45%
Advance payments by borrowers
for taxes and insurance	7,002	162	2.31%
Borrowings	124,186	6,964	5.61%

TOTAL	684,665	30,686	4.48%

Net interest-earning assets balance
and interest rate spread	$ 51,733		2.69%

Average interest-earning assets, net
interest income and net yield on
average interest-earning assets	$736,398	$22,084	3.00%

Average interest-earning assets to
interest-bearing liabilities	107.6%

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

Three Month Ended March 31
2000 vs 1999
Increase(decrease) due to:
Rate/
Rate	Volume	Volume	Total
(In Thousands)
Interest-earning assets:
Mortgage loans	$ (48)	$1,149	$ (6)	$1,095
Consumer loans	(92)	797	(23)	682
Commercial loans	-	-	134	134
Investments securities	28	100	5	133
Interest-earning deposits	-	1	-	1
Mortgage-related securities	9	57	3	69

TOTAL	$(103)	$2,104	$113	2,114

Interest-bearing liabilities:
Passbook accounts	$ (12)	$ 17	$ (1)	4
NOW and variable rate
insured money market accounts	80	36	4	120
Time deposits	120	180	5	305
Advance payments by borrowers
for taxes and insurance	(2)	2	-	-
Borrowings	98	1,389	96	1,583

TOTAL	$ 284	$1,624	$104	2,012

Net change in net interest income	$ 102

Year Ended December 31
1999 vs 1998
Increase(decrease) due to:
Rate/
Rate	Volume	Volume	Total
(In Thousands)
Interest-earning assets:
Mortgage loans	$(1,371)	$3,154	$(129)	$1,654
Consumer loans	(627)	1,228	(58)	543
Commercial loans	-	-	468	468
Investments securities	(42)	245	(5)	198
Interest-earning deposits	(20)	(52)	7	(65)
Mortgage-related securities	(10)	297	(5)	282

TOTAL	$(2,070)	$4,872	$ 278	3,080

Interest-bearing liabilities:
Passbook accounts	$(108)	$141	$ (12)	21
NOW and variable rate
insured money market accounts	(177)	357	(22)	158
Time deposits	(1,114)	1,302	(77)	111
Advance payments by borrowers
for taxes and insurance	(1)	8	-	7
Borrowings	(201)	1,646	(59)	1,386

TOTAL	$(1,601)	$3,454	$(170)	1,683

Net change in net interest income	$1,397

STATEMENTS OF INCOME

General. Net income decreased 7.5% for the first quarter of 2000 as compared to the first quarter of 1999. This decrease was primarily the result of a reduction of the net interest margin and increased operating expenses.

Interest and Dividend Income. Interest income on loans increased $1,911,000 in the first quarter of 2000 as a result of the increased dollar amount of mortgage, consumer and commercial loans outstanding. The average mortgage loans outstanding increased $64.7 million or 13.4% in the first quarter of 2000 as compared to the same period in 1999 and average consumer loans outstanding increased $40.1 million. Commercial loans, which were introduced to First Northern customers in the second quarter of 1999, had a balance outstanding at March 31, 2000 of $9.7 million. The yield on the mortgage loan portfolio decreased in the first quarter of 2000 as compared to the first quarter of 1999 as a result of interest rates on mortgage loan originations during the first nine months of 1999 being less than the yield on the existing portfolio. Since September of 1999, the interest rates on mortgage loan originations have exceeded the yield on the existing mortgage portfolio. See Financial Condition - Balance Sheet - Loans Receivable. Consumer loan yields also decreased during the first quarter of 2000 as compared to the same period in 1999 as a result of interest rates on originations and purchases being below the portfolio average yield.

Interest income on investment securities increased $133,000 for the three months ended March 31, 2000, as a result of an increase in the dollar amount of investment securities outstanding and an increase in the yield earned on investment securities.

Interest income on interest-earning deposits increased slightly primarily as a result of additional interest-earning deposits outstanding.

Interest income on mortgage-related securities increased $69,000 as a result of the increased average mortgage-related securities outstanding and the increase in the average interest rate earned.

Interest Expense. Interest expense on deposits increased $429,000 primarily as the result of increased cost of deposits and increased deposits outstanding. The average cost of deposits increased as a result of rising general market interests and competition's deposit interest rates offered. Since June 1999, the Federal Open Market Committee ("FOMC") has increased interest rates five times for a total of 1.25%. The rise in FOMC interest rates raises the interest rate expectations of consumers and hence the need to increase interest rates on new or renewing deposits.

First Northern has utilized various time deposit terms and "special" interest rates on various time deposit terms to attract new deposits. In addition, the Savings Bank has acquired jumbo deposits to aid in its deposit growth. See Financial Condition - Balance Sheet - Deposits.

Interest expense on borrowings increased $1,583,000 in the first quarter of 2000 as compared to the first quarter of 1999 as a result of increased dollars outstanding and increased average interest paid on those borrowings. First Northern's growth in interest earning assets outpaced the growth in deposits thereby necessitating an increase in borrowings. First Northern anticipates it will continue to emphasize growth in interest earning assets and will fund a portion of that growth with borrowings. First Northern primarily borrows from the Federal Home Loan Bank of Chicago and staggers the borrowing maturities from overnight to 9 years in term.

Provision for Loan Losses. First Northern increased its general loan loss allowance in the first quarter of 2000 as a result of the growth in the loan portfolio and the type of loans originated. The loan loss allowance as of March 31, 2000, was $4,062,000 or .53% of total loans and 610.8% of non-performing assets.

Management believes that the current loan loss allowance is adequate; however, the adequacy of the loan loss allowance is reviewed as historical loan loss changes, changes in the size and composition of the loan portfolio, changes in the general economy and as may otherwise be deemed necessary.

Non-Interest Income. Fees on serviced loans increased $19,000 in the first quarter of 2000 as a result of decreased repayments or prepayments on loans sold (with servicing retained). As the principal of a mortgage loan which was sold, repays or prepays, the mortgage servicing asset is reduced and netted from fees on serviced loans, thereby reducing the income on the serviced loans. When the repayments or prepayments decrease, such as in the first quarter of 2000, the amortization from the mortgage servicing assets also decreases and hence, the income on serviced loans increases. First Northern's mortgage loan servicing asset at March 31, 2000 was $562,700.

Loan fees and service charges increased slightly primarily as the result of late charges collected on loans and fees collected from the Savings Bank's line-of-credit home equity loans.

Income from deposit account service charges increased $74,000 as a result of debit card fee income and fees from customers who overdraw their checking account. Each time First Northern's debit card is used, a fee which varies with each merchant, is paid to the Savings Bank by the debit card company. The Savings Bank promotes the use of its debit card by direct mail.

Insurance commissions increased $51,000 as a result of First Northern receiving an insurance bonus. If First Northern obtains a predetermined threshold of insurance sales and insurance losses are below another threshold, insurance bonuses are earned. First Northern received $49,000 in insurance bonuses in the first quarter of 2000.

Gains on the sale of loans decreased $157,000 as a result of decreased loan sales. First Northern sold $469,000 of loans in the first quarter of 2000 as compared to $9,640,000 in the first quarter of 1999. Loan sales decreased substantially in the first quarter of 2000 as a result of decreased thirty year fixed interest rate mortgage loan originations, which are sold to the secondary market.

Other income increased $96,000 for the three months ended March 31, 2000, as compared to the same period last year as a result of: (i) ATM surcharges; (ii) interest income on Bank Owned Life Insurance; and (iii) interest from officers' life insurance.

Non-Interest Expense. Compensation expense increased $259,000 as a result of increased: (i) number of employees; (ii) compensation to existing employees; (iii) education and training costs; (iv) reduced expense deferrals associated with loan originations; and (v) 2000 being a leap year which added one additional day of compensation for hourly paid employees.

Federal insurance premiums decreased $51,000 as a result of a decrease in federal deposit premiums charged First Northern and other Savings Association Insurance Fund ("SAIF") insured institutions. Beginning in the year 2000, the Financing Income Corporation Obligations ("FICO") bonds interest cost was spread out to all insured financial institutions rather than just the SAIF insured institutions.

Occupancy expense increased 24.5% in the first quarter of 2000 as a result of the Savings Bank's rental of approximately 14,000 square feet of office space in downtown Green Bay. This rental space consolidated various operational departments in one location that were in three separate Savings Bank offices.

Data processing expense increased $12,000 in the three months ended March 31, 2000, as a result of an increase in service bureau expense and service contracts on data processing equipment. Service bureau expense increased as a result of increased contract cost, additional transactions processed and additional products offered.

Furniture and equipment expense increased $9,000 in the first quarter of 2000 as a result of increased cost of service contracts on equipment and increased depreciation on furniture and equipment at the remodeled Kiel Office.

Marketing expense decreased $10,000 in the first quarter of 2000 primarily as a result of timing of the marketing expense. It is anticipated marketing expenses will increase in the second quarter of 2000 as compared to the first quarter of 2000.

Other expenses increased $73,000 in the three months ended March 31, 2000, as a result of: (i) debit card expenses; (ii) costs associated with the operation of SFC and (iii) employees expense.

Income Taxes. The effective income tax rate for the first quarter of 2000 was 32.4% as compared to 34.0% for the first quarter of 1999. The decrease in the effective income tax rate was the result of the purchase of BOLI and an increase in the earnings of FNII, which is not subject to state income taxes. Since First Northern intends to hold the life insurance policies until the participants' death, BOLI interest income is not taxable. In addition, First Northern moved its indirect automobile loan portfolio to FNII at the beginning of the second quarter of 1999, which has reduced state income taxes. In March 1999, First Northern moved approximately $56.3 million in mortgage loan participations to FNII and further reduced its state income tax.

Legislation. The Gramm-Leach-Bliley Act ("Act") passed by Congress could significantly alter the environment in which First Northern and the Savings Bank operate. This Act tore down the former artificial statutory barriers between financial institutions, insurance companies, and investment firms and may lead to increased competition among such entities. In addition, the Act will prevent the sale of unitary thrift holding companies, such as First Northern, to commercial companies. Finally, the Act placed additional obligations on First Northern and the Savings Bank in the areas of customer privacy, CRA-related agreements, and the operation of ATMs.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Historically, federal regulations have required the Savings Bank to maintain a minimum percentage of liquid assets to net withdrawable accounts plus short-term borrowings. The required percentage (liquidity ratio) has varied from time to time based upon economic conditions and deposit flows. The liquidity ratio is set by the Office of Thrift Supervision ("OTS") and it is currently 4% of average of net withdrawable accounts plus short-term borrowings payable on demand or in one year or less during the current calendar quarter. In general, liquid assets, for the purposes of calculating the liquidity ratio, include cash, certain time deposits, and U.S. government and agency obligations. The Savings Bank has historically maintained a liquidity ratio that exceeds the OTS requirement. The Savings Bank's quarterly average liquidity ratio at March 31, 2000, was 5.20%. At December 31, 1999, its monthly average liquidity ratio was 5.45%. The slight decrease in the liquidity ratio at March 31, 2000, is mainly attributable to the growth in the loan portfolio. The Savings Bank believes that its maintenance of excess liquidity, above the 4% federally required liquidity ratio, is an appropriate strategy to aid in proper asset/liability management.

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

CAPITAL RESOURCES AND REGULATORY INFORMATION

First Northern's net worth to total assets ratio at March 31, 2000, for State of Wisconsin regulatory requirements was 8.6%, or 2.6% over the Wisconsin minimum legal requirement of 6.00% of total assets established by the Division of Savings Institutions of the Department of Financial Institutions, which regulates First Northern.

As of March 31, 2000, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum tangible, core and risk based ratios as set forth in the following table. As a state-chartered savings institution, the Savings Bank is also subject to a minimum capital requirement of the State of Wisconsin. Management believes that, at March 31, 2000, the Savings Bank exceeded all capital adequacy requirements to which it is subject. There are no conditions or events since that notification that management believes have changed the Savings Bank's categorization as well capitalized.

The Savings Bank's required and actual capital amounts and ratios are presented in the following table.

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2000:
Risk-based capital	$73,904	12.90%	>=$45,746	>=8.00%	>=$57,183	>=10.00%
(to risk-weighted assets)
Tier 1 (core) capital	$69,842	12.20%	>=$22,873	>=4.00%	>=$34,310	>=6.00%
(to risk-weighted assets)
Tier 1 (core) capital	$69,842	8.10%	>=$34,599	>=4.00%	>=$43,248	>=5.00%
(to adjusted assets)
Tangible equity	$69,842	8.10%	>=$34,599	>=4.00%	>=$43,248	>=5.00%
(to tangible assets)
State of Wisconsin capital	$74,792	8.60%	>=$51,976	>=6.00%	N/A	N/A
(to total assets)

As of December 31, 1999:
Risk-based capital	$76,326	14.00%	>=$43,770	>=8.00%	>=$54,713	>=10.00%
(to risk-weighted assets)
Tier 1 (core) capital	$72,416	13.20%	>=$21,885	>=4.00%	>=$32,828	>=6.00%
(to risk-weighted assets)
Tier 1 (core) capital	$72,416	8.60%	>=$33,546	>=4.00%	>=$41,783	>=5.00%
(to adjusted assets)
Tangible equity	$72,416	8.60%	>=$33,546	>=4.00%	>=$41,783	>=5.00%
(to tangible assets)
State of Wisconsin capital	$77,197	9.20%	>=$50,377	>=6.00%	N/A	N/A
(to total assets)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See item 7A. Quantitative and Qualitative Disclosures about Market Risk in 1999 Form 10-K.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    Exhibits:

    See Exhibit Index following the signature page of this report, which is incorporated herein by reference.

    Reports on Form 8-K:

A Form 8-K dated February 21, 2000, was filed on February 23, 2000, to report the merger agreement with Mutual Savings Bank.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN CAPITAL CORP.

(Registrant)

Date: May 11, 2000

Rick B. Colberg

Vice President and Chief Financial Officer

(Mr. Colberg is also duly authorized to

sign on behalf of registrant)

FIRST NORTHERN CAPITAL CORP

(the "Registrant")

Commission File No. 0-27982

* * * *

EXHIBIT INDEX

TO

FIRST QUARTER 2000 REPORT ON FORM 10-Q

Exhibit		Incorporated Herein	Filed or Submitted
Number	Description	By Reference To	Herewith

2.1	Agreement and Plan of Merger, dated	Exhibit 2.1 to Registrant's
	as of February 21, 2000, by and among	Current Report on Form 8-K dated
	Mutual Savings Bank, OV Corp. and	as of February 21, 2000 (the
	First Northern Capital Corp.	"2/21/00 8-K")

2.2	Stock Option Agreement, dated as of	Exhibit 2.2 to the 2-21-00 8-K
February 21, 2000, by and between
Mutual Savings Bank and
First Northern Capital Corp.

11.1	Statement regarding computation
	of per share earnings		X

27.1	Financial Data Schedule, which is
Submitted electronically to the
Securities and Exchange Commission
	for information only and not filed		X

Exhibit 11.1

First Northern Capital Corp.

Computation of Net Income Per Common Share

	Three Months Ended
	March 31
	2000	1999
BASIC:
Weighted average common shares
outstanding during each period	8,579,335	8,791,342

DILUTED:
Weighted average common shares
outstanding during each period	8,579,335	8,791,342
Incremental shares relating to:
dilutive stock options outstanding
at end of each period (1)	135,342	194,687

	8,714,677	8,986,029

NET INCOME FOR EACH PERIOD	$1,656,303	$1,791,340

PER COMMON SHARE AMOUNTS:
Basic net income	$0.19	$0.20

Diluted net income	$0.19	$0.20

--------------------------------------------------

Notes:

(1) Based on treasury stock method using average market price.