Form 10-Q
period 2000-06-30
FIRST NORTHERN CAPITAL CORP
filed 2000-08-15
CIK 1002213

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                 Form 10-Q

   /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended June 30, 2000

                                  OR
   /x/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                       Commission File Number 0-27982

                       FIRST NORTHERN CAPITAL CORP.
          (Exact name of registrant as specified in its charter)

         WISCONSIN                          39-1830142
State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)

                          201 North Monroe Avenue
                             P.O. Box 23100
                        Green Bay, WI   54305-3100
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

                   Yes  X        No

The number of shares outstanding of the issuer's common stock
$1.00 par value per share, was 8,350,808 shares, at July 31, 2000.

                                      INDEX

                       PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements                              Page No.

        Unaudited Consolidated Statements of Financial
        Condition as of June 30, 2000
        and December 31, 1999                                 3

        Unaudited Consolidated Statements of Income
        for the Three Months Ended
        June 30, 2000 and June 30, 1999                       4

        Unaudited Consolidated Statements of Income
        for the Six Months Ended
        June 30, 2000 and June 30, 1999                       5

        Unaudited Consolidated Statements of
        Stockholders' Equity
        for the Six Months Ended
        June 30, 2000 and June 30, 1999                       6

        Unaudited Consolidated Statements of Cash
        Flows for the Six Months Ended
        June 30, 2000 and June 30, 19997

        Notes to Unaudited Consolidated
        Financial Statements                                8 - 13

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations      14 - 31

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                           32

                           PART II - OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders   32

Item 6. Exhibits and Reports on Form 8-K                      32

Signatures	                                                  33

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                              June 30, 2000    December 31, 1999
                                              -------------    -----------------
                                                        (In Thousands)
Assets
Cash                                            $   10,735         $   8,043
Interest-earning deposits                              499             4,329
                                                ----------         ---------
                   CASH AND CASH EQUIVALENTS        11,234            12,372

Securities available-for-sale, at fair value
  Investment securities                             10,941             8,444
  Mortgage-related securities                        5,304             5,554
Securities held-to-maturity
  Investment securities
   (estimated fair value of $26,440 - 2000;
     $25,644 - 1999)                                26,920            26,215
    Mortgage-related securities
      (estimated fair value of $9,442 -
        2000; $9,976 - 1999)                         9,515            10,048
Loans held for sale                                  2,083             1,085
Loans receivable                                   795,094           736,880
Accrued interest receivable                          4,852             4,229
Foreclosed properties and repossessed assets           456               382
Office properties and equipment                      8,092             7,463
Federal Home Loan Bank stock                        12,500             9,250
Life insurance policies                             14,076            13,548
Prepaid expense and other assets                     3,808             4,153
                                                  --------          --------
                                                  $904,875          $839,623
                                                  ========          ========
Liabilities
Deposits                                          $568,625          $566,908
Borrowings                                         247,353           185,899
Advance payments by borrowers for taxes
  and insurance                                      7,402             3,887
Other liabilities                                    5,891             6,134
                                                  --------          --------
                              TOTAL LIABILITIES    829,271           762,828


Commitments and Contingencies (See Note 8)

Stockholders' Equity
Cumulative preferred stock, $1 par value; 10,000,000
    shares authorized; none outstanding
Common stock, $1 par value; 30,000,000
    shares authorized; shares issued: 9,134,735 -
    2000 and 1999 shares outstanding:
    8,375,808 - 2000; 8,548,658 - 1999               9,135            9,135
Additional paid-in capital                           8,528            8,780
Retained earnings                                   65,971           64,468
Accumulated other comprehensive income                 381              479
Treasury stock at cost (758,927 shares - 2000;
  586,077 shares - 1999)                            (8,411)          (6,067)
                                                  --------         --------
                     TOTAL STOCKHOLDERS' EQUITY     75,604           76,795
                                                  --------         --------
                                                  $904,875         $839,623
                                                  ========         ========

          See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                              June 30
                                                            2000     1999
                                                           ------   ------
                                                           (In Thousands,
                                                       Except Per Share Amounts)
Interest and dividend income:
  Loans                                                   $14,459   $11,944
  Investment securities                                       731       559
  Interest-earning deposits                                    21        23
  Mortgage-related securities                                 244       210
                                                          -------   -------
                    TOTAL INTEREST AND DIVIDEND INCOME     15,455    12,736
Interest expense:
  Deposits                                                  6,443     5,776
  Borrowings                                                3,560     1,389
  Advance payments by borrowers for taxes and insurance        31        30
                                                          -------   -------
                                 TOTAL INTEREST EXPENSE    10,034     7,195
                                                          -------   -------
                                    NET INTEREST INCOME     5,421     5,541
Provision for loan losses                                     165       114
                                                          -------   -------
                              NET INTEREST INCOME AFTER
                               PROVISION FOR LOAN LOSSES    5,256     5,427
Non-interest income:
  Fees on serviced loans                                       50        45
  Loan fees and service charges                                66        64
  Deposit account service charges                             409       336
  Insurance commissions                                        87       101
  Gain on sale of security                                     10         -
  Gains on sales of loans                                      43       140
  Other                                                       431       347
                                                          -------   -------
                               TOTAL NON-INTEREST INCOME    1,096     1,033
Non-interest expense:
  Compensation, payroll taxes and other employee benefits   2,067     1,964
  Federal insurance premiums                                   29        79
  Occupancy                                                   308       209
  Data processing                                             409       399
  Furniture and equipment                                     130        97
  Telephone and postage                                        99       100
  Marketing                                                   162        99
  Other                                                       654       721
                                                          -------    ------
                              TOTAL NON-INTEREST EXPENSE    3,858     3,668

                              INCOME BEFORE INCOME TAXES    2,494     2,792
Income taxes                                                  774       917
                                                          -------    ------
                                              NET INCOME  $ 1,720    $1,875
                                                          =======    ======
                              BASIC NET INCOME PER SHARE    $0.20     $0.21
                                                            =====     =====
                            DILUTED NET INCOME PER SHARE    $0.20     $0.21
                                                            =====     =====
                           CASH DIVIDENDS PAID PER SHARE    $0.11     $0.10
                                                            =====     =====

         See Notes to Unaudited Consolidated Financial Statements.


<page

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                          Six Months Ended
                                                               June 30
                                                            2000     1999
                                                           ------   ------
                                                           (In Thousands,
                                                       Except Per Share Amounts)
Interest and dividend income:
  Loans                                                   $28,104   $23,678
  Investment securities                                     1,409     1,104
  Interest-earning deposits                                    40        41
  Mortgage-related securities                                 498       395
                                                          -------   -------
                    TOTAL INTEREST AND DIVIDEND INCOME     30,051    25,218
Interest expense:
  Deposits                                                 12,602    11,506
  Borrowings                                                6,541     2,787
  Advance payments by borrowers for taxes and insurance        43        42
                                                          -------   -------
                                TOTAL INTEREST EXPENSE     19,186    14,335
                                                          -------   -------
                                   NET INTEREST INCOME     10,865    10,883
Provision for loan losses                                     330       174
                                                          -------   -------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     10,535    10,709

Non-interest income:
  Fees on serviced loans                                      105        81
  Loan fees and service charges                               124       117
  Deposit account service charges                             799       652
  Insurance commissions                                       198       161
  Gain on sale of security                                     10         -
  Gains on sales of loans                                      54       308
  Other                                                       814       634
                                                          -------   -------
                              TOTAL NON-INTEREST INCOME     2,104     1,953
Non-interest expense:
  Compensation, payroll taxes and other employee benefits   4,180     3,818
  Federal insurance premiums                                   59       160
  Occupancy                                                   608       450
  Data processing                                             812       790
  Furniture and equipment                                     242       200
  Telephone and postage                                       217       221
  Marketing                                                   267       214
  Other                                                     1,309     1,303
                                                          -------   -------
                            TOTAL NON-INTEREST EXPENSE      7,694     7,156
                            INCOME BEFORE INCOME TAXES      4,945     5,506
Income taxes                                                1,569     1,840
                                                          -------   -------
                                            NET INCOME    $ 3,376   $ 3,666
                                                          =======   =======
                            BASIC NET INCOME PER SHARE      $0.40     $0.42
                                                            =====     =====
                          DILUTED NET INCOME PER SHARE      $0.39     $0.41
                                                            =====     =====
                         CASH DIVIDENDS PAID PER SHARE      $0.22     $0.20
                                                            =====     =====

            See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                Accumulated
                                    Additional                      Other-
                              Common Paid-In  Retained Treasury Comprehensive
                              Stock  Capital  Earnings  Stock       Income    Total
                              -----  -------  -------- --------- ------------ -----
                                                (In Thousands)
For the Six Months Ended June 30, 2000
--------------------------------------
Balance at January 1, 2000    $9,135   $8,780  $64,468  $(6,067)     $479    $76,795
  Comprehensive income:
    Net income                                   3,376                         3,376
    Other comprehensive losses                                        (98)       (98)
                                                                              ------
  Total comprehensive income                                                   3,278

  Cash dividends ($.11 per share)               (1,873)                       (1,873)
  Purchase of treasury stock                             (2,749)              (2,749)
  Exercise of stock options        -     (252)       -      405         -        153
                              ------   ------  -------  -------      ----    -------
Balance at June 30, 2000      $9,135   $8,528  $65,971  $(8,411)     $381    $75,604
                              ======   ======  =======  =======      ====    =======

For the Six Months Ended June 30, 1999
--------------------------------------
Balance at January 1, 1999    $9,135   $9,126  $60,582  $(3,710)     $960    $76,093
  Comprehensive income:
    Net income                                   3,666                         3,666
    Other comprehensive losses                                       (234)      (234)
                                                                             -------
  Total comprehensive income                                                   3,432

  Cash dividends ($.10 per share)               (1,755)                       (1,755)
  Purchase of treasury stock                             (1,151)              (1,151)
  Exercise of stock options        -     (291)       -      495         -        204
                              ------   ------  -------  -------      ----    -------
Balance at June 30, 1999      $9,135   $8,835  $62,493  $(4,366)     $726    $76,823
                              ======   ======  =======  =======      ====    =======

              See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                                   June 30
                                                               2000      1999
                                                               (In Thousands)
Cash flows from operating activities:
  Net income                                                 $  3,376  $  3,666
  Adjustments to reconcile net income to cash provided
    by operating activities:
    Provision for losses on loans                                 330       174
    Provision for depreciation and amortization                   444       424
    Gains on sales of loans                                       (54)     (308)
    Gain on sale of security                                      (10)        -
    Loans originated for sale                                  (3,601)  (15,767)
    Proceeds from loan sales                                    2,657    18,686
    Increase in interest receivable                              (623)     (221)
    Increase in interest payable                                  747        23
    Increase in other assets                                      (24)     (936)
    Decrease in other liabilities                                (777)     (236)
                                                              -------  --------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES    2,465     5,505

Cash flows from investing activities:
  Proceeds from maturities of available-for-sale
    investment securities                                       1,750     1,000
  Proceeds from maturities of held-to-maturity
    investment securities                                       1,996     7,057
  Purchases of available-for-sale investment securities        (4,510)     (495)
  Purchases of held-to-maturity investment securities          (2,679)   (9,467)
  Principal payments on available-for-sale
    mortgage-related securities                                   111       177
  Principal payments on held-to-maturity
    mortgage-related securities                                 1,688     1,096
  Purchase of available-for-sale mortgage-related securities        -    (2,982)
  Purchases of held-to-maturity mortgage-related securities      (991)   (1,491)
  Proceeds from the sale of securities                            121         -
  Net increase in loans receivable                            (58,672)  (38,323)
  Purchases of office properties and equipment                 (1,073)     (266)
  Purchase of Federal Home Loan Bank stock                     (3,250)     (500)
                                                              -------  --------
                       NET CASH USED BY INVESTING ACTIVITIES  (65,509)  (44,194)

Cash flows from financing activities:
  Net increase in deposits                                      1,431     8,766
  Net increase in short-term borrowings                         7,315    19,188
  Proceeds from long-term borrowings                           95,020    20,195
  Repayments of long-term borrowings                          (40,881)  (13,202)
  Cash dividend paid                                           (1,873)   (1,755)
  Purchase of treasury stock                                   (2,749)   (1,151)
  Proceeds from exercise of stock options                         128       204
  Net increase in advance payments by borrowers
    for taxes and insurance                                     3,515     3,483
                                                              -------  --------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES    61,906    35,728

                      DECREASE IN CASH AND CASH EQUIVALENTS    (1,138)   (2,961)
Cash and cash equivalents at beginning of period               12,372     7,211
                                                              -------  --------
                 CASH AND CASH EQUIVALENTS AT END OF PERIOD  $ 11,234  $  4,250
                                                             ========  ========
Supplemental Information to the Statement of Cash Flows:

  Interest on deposits                                        $12,315   $11,468
  Interest on borrowings                                        6,080     2,726
  Income taxes                                                  2,729     1,970
  Loans transferred to foreclosed properties
    and repossessed assets                                        186       143

          See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General

1. The consolidated financial statements include the accounts of First Northern Capital Corp. ("First Northern" or the "Company")and its wholly-owned subsidiary First Northern Savings Bank, S.A. and its subsidiaries (collectively, the "Savings Bank"): Great Northern Financial Services Corporation ("GNFSC"), First Northern Investments
Incorporated ("FNII"), Keystone Financial Services, Incorporated ("Keystone") and First Northern Financial Services, Incorporated. All significant intercompany balances and transactions have been eliminated according to generally accepted accounting principles. The Savings Bank's ownership of Savings Financial Corporation ("SFC"), a 50% owned subsidiary, is accounted for by the equity method.

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of First Northern, the accompanying Unaudited Consolidated Statements of
Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statement of Stockholders' Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at June 30, 2000 and December 31, 1999, the results of their income for the three and six months ended June 30, 2000 and 1999, the changes in stockholders' equity for the six months ended June 30, 2000 and 1999, and their cash flows for the six months ended June 30, 2000 and 1999.
The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with First Northern's 1999 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


3. Securities Available-for-Sale
The amortized cost and estimated fair values of securities available-for-sale are as follows:

                                                      Gross       Gross
                                         Amortized  Unrealized  Unrealized  Estimated
                                            Cost       Gains      Losses   Fair Value
                                         ---------  ----------  ---------- ----------
                                                       (In Thousands)
At June 30, 2000:
  U.S. government and agency securities  $  9,506     $  26        $(124)    $ 9,408
  Asset Management Funds                      579                    (18)        561
  Federal Home Loan Mortgag
    Corporation stock                          33       939            -         972
                                         --------     -----        -----     -------
                                           10,118       965         (142)     10,941
                                         --------     -----        -----     -------
Mortgage-related securities
  Federal Home Loan Mortgage Corporation    1,875                    (97)      1,778
  Federal National Mortgage Association     1,708                              1,708
  Government National Mortgage Association  1,907                    (89)      1,818
                                         --------     -----        -----     -------
                                            5,490         -         (186)      5,304
                                         --------     -----        -----     -------
                                          $15,608    $  965        $(328)    $16,245
                                          =======    ======        =====     =======
At December 31, 1999:
  U.S. government and agency securities   $ 6,737    $    6        $ (86)    $ 6,657
  Asset Management Funds                      563                    (17)        546
  Federal Home Loan Mortgage
    Corporation stock                          33     1,097                    1,130
  Northwest Equities Corporation stock        111         -            -         111
                                          -------    ------        -----      ------
                                            7,444     1,103         (103)      8,444
                                          -------    ------        -----     -------
Mortgage-related securities
  Federal Home Loan Mortgage Corporation    1,938                    (92)      1,846
  Federal National Mortgage Association     1,862                              1,862
  Government National Mortgage Association  1,955         -         (109)      1,846
                                          -------    ------        -----     -------
                                            5,755         -         (201)      5,554
                                          -------    ------        -----     -------
                                          $13,199    $1,103        $(304)    $13,998
                                          =======    ======        =====     =======

At June 30, 2000, the U.S. government and agency securities available-for-sale have the following maturities:

                                                           Amortized   Estimated
                                                              Cost    Fair Value
                                                           ---------  ----------
                                                               (In Thousands)
Due in one year or less                                      $   999     $1,000
Due after one year through 5 years                             8,507      8,408
                                                             -------     ------
                                                              $9,506     $9,408
                                                              ======     ======

Expected maturities from mortgage-related securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties

4. Securities Held-to-Maturity

The amortized cost and estimated fair values of mortgage-related securities held-to-maturity are as follows:

                                                         Gross    Gross
                                            	Amortized	Unrealized	Unrealized	Estimated
                                                Cost     Gains     Losses    Fair Value
                                              --------   ------   --------  ------------
                                                                                             (In Thousands)
At June 30, 2000:
Investment Securities:
    U.S. government and agency securities      $25,921            $(480)    $25,441
    Corporate Bonds                                999     -          -         999
                                               -------  ----      -----     -------
       Total investment securities              26,920     -       (480)     26,440
                                               -------  ----      -----     -------
Mortgage-related securities:
    Federal Home Loan
      Mortgage Corporation                       6,419   $10        (58)      6,371
    Federal National
      Mortgage Association                       3,096     -        (25)      3,071
                                               -------   ---      -----     -------
        Total mortgage-related securities        9,515    10        (83)      9,442
                                               -------   ---      -----     -------
Total investment securities and
    mortgage-related securities                $36,435   $10      $(563)    $35,882
                                               =======   ===      =====     =======
At December 31, 1999:
Investment Securities:
    U.S. government and agency securities      $25,216            $(571)    $24,645
    Corporate bond                                 999     -          -         999
                                               -------   ---      ------    -------
        Total investment securities             26,215     -        (571)    25,644
                                               -------   ---      ------    -------
Mortgage-related securities
    Federal Home Loan
      Mortgage Corporation                       6,192   $15         (60)     6,147
    Federal National
      Mortgage Association                       3,856     1         (28)     3,829
                                               -------   ---      ------    -------
       Total mortgage-related securities        10,048    16         (88)     9,976
                                               -------   ---      ------    -------
Total investment securities and
    mortgage-related securities                $36,263   $16       $(659)   $35,620
                                               =======   ===       =====    =======


At June 30, 2000, the investment securities have the following maturities:

                                                             Amortized      Estimated
                                                                Cost        Fair Value
                                                             ---------      ----------
                                                                  (In Thousands)
Due in one year or less                                      $  6,001        $ 5,977
Due after one year through 5 years                             18,623         18,224
Due after 5 years through 10 years                              2,296          2,239
                                                             --------        -------
                                                              $26,920        $26,440
                                                              =======        =======

5. Loans Receivable
The composition of loans follows:

                                                            June 30        December 31
                                                             2000             1999
                                                                 (In Thousands)
First mortgage loans:
    One to four family residential                          $489,180        $465,737
    Five or more family residential                           37,843          35,815
    Commercial real estate                                    22,727          17,699
    Construction-residential                                  36,326          29,758
    Construction-commercial                                    6,769           6,910
    Other                                                      3,909           3,769
                                                            --------        --------
                                                             596,754         559,688

Consumer loans:
    Consumer                                                  23,207          20,153
    First mortgage                                            88,472          78,223
    Automobile                                                98,326          96,356
                                                            --------        --------
                                                             210,005         194,732

Commercial loans                                              10,661           4,771
                                                            --------        --------
                                                             817,420         759,191
Less:
    Undisbursed loan proceeds                                 17,667          17,852
    Allowance for losses                                       4,218           3,910
    Unearned loan fees                                           441             549
                                                            --------        --------
                                                              22,326          22,311
                                                            --------        --------
                                                            $795,094        $736,880
                                                            ========        ========

6. The weighted average number of shares outstanding, including common stock equivalents, for the three months ended June 30, 2000 and 1999 were 8,657,170 and 8,901,033, respectively and for the six months ended June 30, 2000 and 1999 there were 8,685,923 and 8,943,369, respectively.

7. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentations.

8. Off-balance sheet financial instruments whose contract amounts represent credit and/or interest rate risk at June 30, 2000 are as follows:

Commitment to extend credit:
Fixed rate (8.50% to 8.625%)                   $     622
Adjustable rate (7.625% to 10.00%)                 4,350
Commitment to sell loans (8.50% to 8.625%)           898
Unused overdraft protection lines
of credit for checking accounts                    1,396
Unused equity lines of credit                     21,154
Unused commercial lines of credit                  7,494
Unused commercial letters of credit                1,153
Unused credit card lines of credit                 7,796

9. On February 21, 2000, the Company entered into an
Agreement and Plan of Merger (the "Merger Agreement") with Mutual Savings Bank ("Mutual"), a
Wisconsin-chartered mutual savings bank and a wholly owned subsidiary of Mutual organized for the purpose of effecting the transactions contemplated by the Merger Agreement. Mutual intends to assign the rights and obligations of this subsidiary to Bank Mutual
Corporation ("Bank Mutual"). The Merger Agreement provides for the acquisition of the Company by Mutual through a merger of the Company into Bank Mutual.

Subject to the terms and conditions of the Merger Agreement, at the time of the merger, each outstanding share of the Company's common stock will be converted into the right to receive cash in the amount of $15.00 or 1.5 shares of common stock of the Bank Mutual or a combination of cash and shares of Bank Mutual.

In connection with the Merger, the Company and Mutual will engage in a restructuring. As part of the restructuring, Mutual will form a mutual holding company. The mutual holding company will own a majority of Bank Mutual's common stock. The balance of the shares of Bank Mutual will be offered for sale to Mutual's depositors and issued to First Northern stockholders in the Merger. As a result of the restructuring, the Savings Bank and Mutual will become wholly owned subsidiaries of Bank Mutual

The Merger and Mutual restructuring and stock offering are subject to approval by the stockholders of the Company
(for the Merger), depositors of Mutual (for the restructuring), and various regulatory agencies
(for all transactions).


Concurrent with the execution of the Merger Agreement, the parties entered into a Stock Option Agreement by which the Company granted Mutual an irrevocable option to purchase up to 1,708,675 shares of the Company's stock equal to 19.9% of the number of shares of the Company's stock outstanding on February 21, 2000, at an exercise price of $9.0375 per share. The option would become exercisable under certain circumstances if the Company becomes the subject of a third party proposal for a competing transaction.

Through June 30, 2000, First Northern has incurred direct expenditures relating to the merger of $321,000.
If the merger is not consummated, these expenditures will be expensed.



Item 2.  Managements' Discussion and Analysis of
         Financial Condition and Results of Operations.

CAUTIONARY FACTORS

This document contains various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations.
When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect,"
"objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the
Company: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation;
the cost of funds; general market rates of interest;
interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines;
changes in the quality or composition of the Savings Bank's and FNII's loan and investment portfolios; the status of our proposed merger with Mutual Savings Bank; and other factors referred to in the reports filed with the Securities and Exchange Commission.


RECENT DEVELOPMENTS

Merger Agreement with Mutual Savings Bank. On February 22, 2000, First Northern, and Mutual Savings Bank, a Wisconsin-chartered mutual savings bank ("Mutual"), announced that they had entered into an Agreement and Plan of Merger, dated as of February 21, 2000 ( the "Merger Agreement"), by and among Mutual, First Northern and OV Corp., a Wisconsin corporation organized as a wholly owned subsidiary of Mutual for the purpose of effecting the transactions contemplated by the Merger Agreement . Mutual intends to assign the rights and obligations of this subsidiary to Bank Mutual Corporation ("Bank Mutual"). The Merger Agreement provides for the acquisition of First Northern by Mutual through a merger of First Northern with and into Bank Mutual (the "Merger"), which will be the surviving corporation ("Bank Mutual"). The Merger Agreement has been approved by the boards of directors of Mutual and First Northern.

Subject to the terms and conditions of the Merger Agreement, at the time of the Merger, each outstanding share of First Northern common stock, par value $1.00 per share ("First Northern Common Stock"), will be converted into the right to receive cash in the amount of $15.00, or 1.5 shares of common stock, par value $.01 per share, of Bank Mutual
("Bank Mutual Common Stock"), or a combination of cash and shares of Bank Mutual Common Stock (the "Merger Consideration"). Prior to the closing date, Mutual will select the percentage of the total Merger Consideration to be paid in Bank Mutual Common Stock, which may not be less than 40% or more than 70%; the balance will be paid in cash. Each First Northern stockholder will be entitled to elect to receive (a) cash, (b) Bank Mutual Common Stock or (c) as to First Northern stockholders holding not less than 170 shares of First Northern Common Stock, a combination of cash and Bank Mutual Common Stock, with the percentage of such shares of their First Northern Common Stock equal to the lesser of the Stock Percentage and 50% converted into Bank Mutual Common Stock and the balance converted into cash. Elections will be subject to proration if the cash or stock elections exceed the maximum amounts permitted under the Merger Agreement. Cash will be paid in lieu of any fractional shares of Bank Mutual Common Stock which holders of First Northern Common Stock would otherwise receive.

In a separate transaction related to the Merger, Mutual will engage in a restructuring involving a number of steps (the "Restructuring"). As a part of the Restructuring, Mutual will form a mutual holding company in which Mutual's depositors will hold all the voting rights. The mutual holding company will own a majority of Bank Mutual Common Stock; the balance of the shares of Bank Mutual Common Stock will be offered for sale to Mutual's depositors and issued to First Northern stockholders in the Merger. As a result of the Restructuring, Mutual Savings Bank and the Savings Bank will become wholly owned subsidiaries of Bank
Mutual. Thus, Bank Mutual will be a subsidiary mid-tier stock holding company.

Consummation of the Merger is subject to the satisfaction of certain closing conditions set forth in the Merger
Agreement, including approval by the stockholders of First
Northern and approval by the OTS, the FDIC and the WDFI--Administrator. The depositors of Mutual must also approve Mutual's plan for the Restructuring.
The Merger is also subject to receipt of an opinion of counsel to the effect that the Merger will constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code as to the federal income tax treatment of certain transactions contemplated by the Merger Agreement. In addition, the Merger is conditioned upon the approval for listing on the NASDAQ National Market of the shares of Bank Mutual Common Stock to be issued in the Merger, which shares will be registered under the Securities Act of 1933.

At August 7, 2000, First Northern and Mutual continued the process of filing all necessary regulatory filings with the OTS and Securities and Exchange Commission and anticipates that the acquisition of First Northern by Mutual will be completed by the end of 2000.

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


FINANCIAL CONDITION

BALANCE SHEET

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.1 million at June 30, 2000, as compared to December 31, 1999, primarily because the Savings
 Bank maintained additional cash at December 31, 1999, as a precaution against possible events associated with Year 2000 concerns. Shortly after December 31, 1999, the cash was redeployed by paying down short-term borrowings.

Securities Available-for-Sale. Investment securities available-for-sale increased $2.5 million as of June 30, 2000, as compared to December 31, 1999, primarily as a result of the reinvestment of maturing securities, the interest earnings on securities being reinvested and the purchase of additional securities, partially offset by decreased market value. (See Notes to Unaudited Consolidated
Financial Statements--3. Securities Available-for-Sale)

Mortgage-related securities available-for-sale decreased
$0.3 million at June 30, 2000, as compared to December 31, 1999, as a result of prepayments and repayments of the underlying securities.

Securities Held-to-Maturity. Investment securities held-to-maturity increased $0.7 million as of June 30, 2000 as compared to December 31, 1999 as a result of additional investment securities purchases.

Mortgage-related securities held-to-maturity decreased
$0.5 million as a result of prepayments and repayments of the underlying securities.

Loans Held for Sale. At June 30, 2000, First Northern had $2.1 million of fixed interest rate mortgage and education loans classified as held for sale as compared to $1.1 million at December 31, 1999. The increase in loans held for sale is primarily the result of education loans originated during the six months of 2000, all of which are contractually assigned to be sold.


Loans Receivable. Loans receivable increased $58.2 million at June 30, 2000, as compared to December 31, 1999, as a result of: (i) increased adjustable interest rate mortgage loan originations and purchases; (ii) reduced prepayments or refinancing of mortgage loans; and (iii) commercial lending. Loan originations and purchases are as follows:

                             LOAN ORIGINATIONS AND PURCHASES

                                           Three Months Ended      Six Months Ended
                                                June 30                June 30
                                           2000          1999      2000        1999
                                          ------        ------    ------      ------
                                             (In Thousands)         (In Thousands)
Mortgage loans originated and purchased:
  Construction                           $ 13,019      $ 20,822  $ 28,332   $ 29,643
  Loans on existing property               25,584        18,365    42,831     27,072
  Refinancing                               5,993        18,124    11,179     47,326
  Other loans                               1,234         1,238     1,807      1,479
Total mortgage loans originated          --------      --------   -------   --------
  and purchased                            45,830        58,549    84,149    105,520

Consumer loans originated and
 purchased:
  Consumer                                  5,149         4,697     7,560      6,450
  First mortgage                           14,867        15,261    25,853     24,390
  Automobile                               12,939        20,412    28,213     32,269
  Education                                    94            71     1,272      1,021
                                         --------      --------   -------   --------
Total consumer loans originated
and purchased                              33,049        40,441    62,898     64,130
                                         --------      --------   -------   --------
Commercial loans                            1,858         2,887     7,166      2,887
                                         --------      --------   -------   --------

Total loans originated and purchased     $ 80,737      $101,877  $154,213   $172,537
                                         ========      ========  ========   ========


Mortgage loan originations and purchases decreased $12.7 million for the second quarter of 2000, as compared to the same period in 1999 and $21.4 million for the first six months of 2000 as compared to the first six months of 1999, primarily as the result of decreased refinancing of existing First Northern mortgage loans. Purchase mortgage loan originations increased in the second quarter of 2000 primarily as a result of increased purchase activity within First Northern's market. Although total mortgage loan originations decreased for the second quarter of 2000 and the first six months of 2000, the mortgage loan portfolio outstanding increased $20.2 and $37.1 million, respectively (before deductions for undisbursed loan proceeds, allowance for loan losses and unearned loan fees). The increased mortgage loan portfolio was primarily the result of: (i) increased adjustable interest rate mortgage loan originations;
(ii) reduced prepayments of principal on outstanding loans; and (iii) reduced refinancing of existing mortgage loans, all of which, management believes, is attributable to the increase of interest rates on fixed interest rate mortgage loans.

First Northern added commercial banking services to its existing product lines in the second quarter of 1999.
To manage the commercial banking department, First Northern hired a commercial loan manager with 20 years of commercial banking experience.
At June 30, 2000, First Northern's commercial loan portfolio outstanding was at $10.7 million and management anticipates that this segment of its loan portfolio will continue to increase.
Management believes commercial banking will enable First Northern to enhance its interest earning assets and its interest rate spread management.

Consumer loan originations and purchases decreased
$7.4 million in the second quarter of 2000 and $1.2 million in the first six months of 2000 as compared to the same periods in 1999, primarily as the result of decreased indirect automobile originations through SFC. As market interest rates rose, the indirect automobile interest loan interest rates also rose. This increase in the interest rates on indirect automobile loans decreased the volume of originations.

                               LOAN SALES

                                         Three Months Ended      	Six Months Ended
                                               June 30                 June 30
                                          2000         1999       2000        1999
                                         ------       ------     ------      ------
                                                       (In Thousands)
Mortgage Loans                          $1,818        $6,753     $2,121     $16,392
Education Loans                            316         1,985        482       1,986
                                        ------        ------     ------     -------
    Total Loans Sold                    $2,134        $8,738     $2,603     $18,378
                                        ======        ======     ======     =======

Loans sold in the second quarter of 2000 and for the six months ended June 30, 2000, as compared to the same periods in 1999, decreased as a result of the reduction in 30 year fixed interest rate mortgage loan originations. First
Northern retains all adjustable interest rate mortgage loan originations in its portfolio; retains the majority of 15 and 20 year fixed interest rate mortgage loans; and sells most 30 year fixed interest rate mortgage loans in the secondary market. First Northern is contractually committed to sell its current education loan portfolio as well as, future originations.

Office Properties and Equipment. First Northern entered into an operating lease for approximately 14,000 square feet of office space in the third quarter of 1999. This office space centralized the loan servicing, loan origination processing, information systems, marketing and customer support services departments of the Savings
Bank. The additional leased space is needed to accommodate growth in these areas. Total annual cost of this office space and its associated equipment is approximately $152,000 (after-tax).

Federal Home Loan Bank Stock.  Stock in the Federal
Home Loan Bank ("FHLB") increased $3.3 million to
$12.5 million at June 30, 2000, as compared to $9.3 million at December 31, 1999. This increase in
FHLB stock is the result of increased borrowings outstanding from the FHLB of Chicago. The FHLB requires member institutions to purchase one share of FHLB stock for every $20,000 of FHLB borrowings. The FHLB borrowings are secured by First Northern's 1-4 family residential mortgage loans.


Life Insurance Policies. Life insurance policies or bank owned life insurance ("BOLI") increased $0.5 million in the first six months of 2000 as a result of the increased value of the policies. BOLI is long-term life insurance on the lives of certain current and past Savings Bank employees where the insurance policy benefits and ownership are retained by the Savings Bank.
The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the participant's death. Management believes this an effective method to help offset a portion of future employee benefit costs.

Deposits. Deposits increased $0.9 million for the second three months of 2000 and $1.7 million for the first six months of 2000 as a result of offering competitive interest rates and the acquisition of "jumbo" (certificates of deposit in excess of $100,000) deposits. Jumbo deposits consist of wholesale, negotiated retail and municipal deposits which at times, are a cheaper source of funds than retail deposits or borrowing. First
Northern's total jumbo deposits were $53.1 million at June 30, 2000.

Borrowings. FHLB borrowings increased $61.5 million in the first six months of 2000, primarily to fund the growth of the loan portfolio. First Northern will borrow monies if borrowing is a less costly form of funding for loans and investments than the cost of acquiring deposits.
First Northern anticipates that it will continue to utilize borrowings in 2000 if borrowings incrementally add to the overall profitability of the Company.

Advance Payments by Borrowers for Taxes and Insurance.
Advance payments by borrowers for taxes and insurance
("escrow") increased $3.5 million at June 30, 2000, as compared to December 31, 1999. The increase of escrow dollars was the result of the payments received for First Northern's customers' escrow accounts.

Stockholders' Equity. First Northern paid a cash dividend of $0.11 per share on May 15, 2000, to stockholders of record on May 8, 2000. The increase of $0.01 per share represents a 10.0% increase over the second quarter of 1999 cash dividend of $0.10 per share. The cash dividend payout ratio was 55.00% and 47.62% for the quarter ended June 30, 2000 and 1999, respectively and 55.00% and 47.62% for the six months ended June 30, 2000 and 1999, respectively.

On March 20, 2000, First Northern approved a fourth stock repurchase program to repurchase up to 429,315 shares
(5% of total shares then outstanding) in the open market. At June 30, 2000, 210,500 shares had been purchased at an average price of $13.06 per share.

ASSET QUALITY

First Northern currently classifies any loan on which a payment is greater than 90 days past due as non-performing. The following table summarizes non-performing loans and assets:

                           NON-PERFORMING LOANS AND ASSETS
                                                At June 30        At December 31
                                                   2000               1999
                                                ----------        --------------
                                                    (Dollars in Thousands)
                                                                   < C>
Non-accrual mortgage loans                         $177               $243
Non-accrual consumer loans                           78                 40
                                                   ----               ----
Total non-performing loans                          255                283
Properties subject to foreclosure                   397                318
Foreclosed properties and
   repossessed assets                                59                 63
                                                   ----               ----
Total non-performing assets                        $711               $664
                                                   ====               ====
Non-performing loans as a percent
   of total loans                                  0.03%              0.04%
                                                   ====               ====
Non-performing assets as a percent
   of total assets                                 0.08%              0.08%
                                                   ====               ====


Total non-performing loans decreased as of June 30, 2000, as compared to December 31, 1999, primarily as a result of a decrease in non-performing mortgage loans.
Management believes non-performing loans and assets, expressed as a percentage of total loans and assets, are far below state and national averages for financial institutions. There are no material accruing loans which, at June 30, 2000, management has reason to believe will become non-performing or result in potential losses.

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

                              LOAN LOSS ALLOWANCE
                                              At and for the    At and for the
                                             Six Months Ended     Year Ended
                                              June 30, 2000    December 31, 1999
                                              -------------    -----------------
                                                    (Dollars in Thousands)
Mortgage Loans:
    Balance at the beginning of the period        $2,108            $1,813
    Provisions for the period                        290               295
    Charge-offs:
        One-to-four family residential                 -                 -
    Recoveries:
       One to four family residential                  3                 -
                                                   -----            ------
    Net recoveries                                     3                 -
                                                   -----            ------
    Balance at the end of the period               2,401             2,108

Consumer Loans:
    Balance at the beginning of the period         1,678             1,718
    Provisions for the period                         30                53
    Charge-offs:
       Consumer                                      (26)              (79)
       Automobile                                    (12)              (43)
                                                  ------            ------
          Total charge-offs                          (38)             (122)
    Recoveries:
       Consumer                                       10                 9
       Automobile                                      3                20
                                                  ------            ------
          Total recoveries                            13                29
                                                  ------            ------
    Net charge-offs                                  (25)              (93)
                                                  ------            ------
Balance at the end of the period                   1,683             1,678
                                                  ------            ------
Commercial Loans
    Balance at the beginning of the period           124
    Provisions for the period                         10               124
                                                  ------            ------
Balance at the end of the period                     134               124
                                                  ------            ------
Total loan loss allowances at the end
of the period                                     $4,218            $3,910
                                                  ======            ======
Allowance as a percent of total loans               0.53%             0.53%
                                                    ====              ====
Allowance as a percent of non-performing loans  1,654.12%         1,381.63%
                                                ========          ========
Allowance as a percent of total assets              0.47%             0.47%
                                                    ====              ====
Allowance as a percent of non-performing assets   593.25%           588.86%
                                                  ======            ======

RESULTS OF OPERATIONS

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made since First Northern's investment portfolio does not contain tax-exempt securities.
Average balances are derived from average daily balances.
The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability.
The yields and rates for the three months ended June 30, 2000 and 1999, have been annualized.

                                          Six Months Ended June 30
                                       2000                       1999
                              --------------------------------------------------
                                      Interest                  Interest
                              Average  Earned/  Yield/  Average  Earned/  Yield/
                              Balance   Paid    Rate    Balance   Paid    Rate
                              -------  ------   -----   -------  -------  ------
                                                 (Dollars in Thousands)
Interest-earning assets (1):
 Mortgage loans              $557,371  $19,771  7.09%  $485,549  $17,154  7.07%
 Consumer loans               204,224    7,968  7.80%   162,835    6,476  7.95%
 Commercial loans               7,961      365  9.17%     1,191       48  8.06%
 Investment securities (2)     44,773    1,409  6.29%    37,222    1,104  5.93%
 Interest-earning deposits      1,610       40  4.97%     1,836       41  4.47%
 Mortgage-related
   securities (2)              15,756      498  6.32%    13,113      395  6.02%
                            ---------   ------  ----    -------  -------  ----
    TOTAL                     831,695   30,051  7.23%   701,746   25,218  7.19%

Interest-bearing liabilities:
 Passbook accounts             70,595      673  1.91%    68,865      682  1.98%
 NOW and variable rate insured
  money market accounts       137,427    1,805  2.63%   130,510    1,477  2.26%
 Time deposits                354,698   10,124  5.71%   345,218    9,347  5.42%
 Advance payments by borrowers
  for taxes and insurance       3,952       43  2.18%     3,573       42  2.35%
 Borrowings                   215,535    6,541  6.07%   101,085    2,787  5.51%
                             --------  -------  ----   --------  -------  ----
  TOTAL                       782,207   19,186  4.91%   649,251   14,335  4.42%
                             --------  -------  ----   --------  -------  ----
Net interest-earning assets
  balance and interest
  rate spread                $ 49,488           2.32%  $ 52,495           2.77%
                             ========           ====   ========           ====
Average interest-earning
  assets, net interest income
  and net yield on average
  interest-earning assets    $831,695  $10,865  2.61%  $701,746  $ 10,883  3.10%
                             ========  =======  ====   ========  ========  ====
Average interest-earning
  assets to interest-bearing
  liabilities                  106.3%                    108.1%
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

                                               Year Ended December 31
                                                        1999
                                                        Interest
                                           Average       Earned/    Yield/
                                           Balance        Paid      Rate
                                               (Dollars in Thousands)
Interest-earning assets (1):
    Mortgage loans                        $500,111      $35,164     7.03%
    Consumer loans                         175,577       13,816     7.87%
    Commercial loans                         5,454          468     8.58%
    Investment securities (2)               38,789        2,336     6.02%
    Interest-earning deposits                1,702           82     4.82%
    Mortgage-related securities (2)         14,765          904     6.12%
                                          --------      -------     ----
    TOTAL                                  736,398       52,770     7.17%

Interest-bearing liabilities:
    Passbook accounts                       70,425        1,385     1.97%
    NOW and variable rate insured
        money market accounts              132,629        3,085     2.33%
    Time deposits                          350,423       19,090     5.45%
     Advance payments by borrowers
         for taxes and insurance             7,002          162     2.31%
    Borrowings                             124,186        6,964     5.61%
                                          --------      -------     ----
    TOTAL                                  684,665       30,686     4.48%
                                          --------      -------     ----
Net interest-earning assets balance
    and interest rate spread              $ 51,733                  2.69%
                                          ========                  ====
Average interest-earning assets, net
    interest income and net yield on
    average interest-earning assets       $736,398      $22,084     3.00%
                                          ========      =======     ====
Average interest-earning assets to
    interest-bearing liabilities	           107.6%
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

                                        Six Month Ended June 30
                                             2000 vs 1999
                                       Increase(decrease) due to:

                                                         Rate/
                                  Rate       Volume     Volume  Total
                                  ----       ------     ------  -----
	(In Thousands)
Interest-earning assets:
    Mortgage loans                $  49      $2,561    $   7   $2,617
    Consumer loans                 (122)      1,645      (31)   1,492
    Commercial loans                  7         272       38      317
    Investments securities           67         224       14      305
    Interest-earning deposits         5          (5)      (1)      (1)
    Mortgage-related securities      20          79        4      103
                                  -----      ------     ----   ------
    TOTAL                         $  26      $4,776      $31    4,833
                                  =====      ======      ===   ------

Interest-bearing liabilities:
    Passbook accounts              $(24)     $   16     $ (1)      (9)
    NOW and variable rate
     insured money market accounts  237          78       13      328
    Time deposits                   506         257       14      777
    Advance payments by borrowers
        for taxes and insurance      (3)          4        -        1
    Borrowings                      283       3,151      320    3,754
                                   ----      ------     ----   ------
    TOTAL                          $999      $3,506     $346    4,851
                                   ====      ======     ====   ------
Net change in net interest income                              $  (18)
                                                               ======


                                       Year Ended December 31
                                             1999 vs 1998
                                      Increase(decrease) due to:
                                                        Rate/
                                  Rate       Volume    Volume   Total
                                            (In Thousands)
Interest-earning assets:
    Mortgage loans              $(1,371)     $3,154    $(129)  $1,654
    Consumer loans                 (627)      1,228      (58)     543
    Commercial loans                                     468      468
    Investments securities          (42)        245       (5)     198
    Interest-earning deposits       (20)        (52)       7      (65)
    Mortgage-related securities     (10)        297       (5)     282
                                -------      ------    -----   ------
    TOTAL                       $(2,070)     $4,872    $ 278    3,080
                                =======      ======    =====   ------
Interest-bearing liabilities:
    Passbook accounts             $(108)       $141    $ (12)      21
    NOW and variable rate
      insured money market accounts(177)        357      (22)     158
    Time deposits                (1,114)      1,302      (77)     111
    Advance payments by borrowers
        for taxes and insurance      (1)          8        -        7
    Borrowings                     (201)      1,646      (59)   1,386
                                -------      ------    -----   ------
    TOTAL                       $(1,601)     $3,454    $(170)   1,683
                                =======      ======    =====   ------
Net change in net interest income                              $1,397
                                                               ======


The following table set forth the weighted average yields at the dates indicated.

                                                     At June 30,
                                                  2000        1999
Weighted average rate of return at June 30:
  Mortgage loans                                  7.13%       6.93%
  Consumer loans                                  8.15        8.06
  Commercial loans                                9.17        7.68
  Mortgage loans, consumer loans and
    commercial loans                              7.43        7.22
  Investment securities                           6.42        5.91
  Mortgage-related securities                     6.36        6.15
  Total loan portfolio, mortgage-backed
    and investment securities                     7.35        7.13

Weighted average rate paid at June 30:
  Deposits                                        4.62%      4.19%
  Borrowings                                      6.64       5.49
  Total deposits and borrowings                   5.23       4.42
  Spread at June 30                               2.12       2.71


STATEMENTS OF INCOME

General. Net income decreased 8.3% for the second quarter of 2000 and 7.9% for the six months ended June 30, 2000 as compared to the same periods in 1999. This decrease was primarily the result of a reduction of the net interest margin and increased operating expenses.

Interest and Dividend Income. Interest income on loans increased $2,515,000 in the second quarter of 2000 and $4,426,000 in the first six months of 2000 as a result of the increased dollar amount of mortgage, consumer, and commercial loans outstanding. The average mortgage loans outstanding increased $71.8 million or 14.8% in the second quarter of 2000 as compared to the same period in 1999 and average consumer loans outstanding increased $41.4 million.
  Commercial loans, which were introduced to First Northern customers in the second quarter of 1999, had a balance outstanding at June 30, 2000 of $10.7 million. The yield on the mortgage loan portfolio increased in the first six months of 2000 as compared to the first six months of 1999 as a result of interest rates on mortgage loan originations being more than the yield on the existing portfolio and escalations to interest rate adjustable mortgage loans in the portfolio. Since September of 1999, the interest rates on mortgage loan originations have exceeded the yield on the existing mortgage portfolio. See Financial Condition - Balance Sheet - Loans Receivable. Consumer loan yields decreased during the first six months of 2000 as compared to the same period in 1999 as a result of interest rates on originations and purchases being below the portfolio average yield.

Interest income on investment securities increased $172,000 for the three months ended June 30, 2000 and $305,000 for the six months ended June 30, 2000, as a result of an increase in the dollar amount of investment securities outstanding and an increase in the yield earned on investment securities.

Interest income on interest-earning deposits increased slightly for the second quarter of 2000 and six months ended June 30, 2000 primarily as a result of additional interest-earning deposits outstanding.

Interest income on mortgage-related securities increased $34,000 for the second quarter of 2000 and $103,000 for the six months ended June 30, 2000 as a result of the increased average mortgage-related securities outstanding and the increase in the average interest rate earned.

Interest Expense. Interest expense on deposits increased $667,000 for the three months ended June 30, 2000 and $1,096,000 for the six months ended June 30, 2000 primarily as the result of increased cost of deposits and increased deposits outstanding.
The average cost of deposits increased as a result of rising general market interest rates and competition's deposit interest rates offered. Since June 1999, the Federal Open Market
Committee ("FOMC") has increased interest rates substantially.
The rise in FOMC interest rates raises the interest rate expectations of consumers and hence the need to increase interest rates on new or renewing deposits.

First Northern has utilized various time deposit terms and "special" interest rates on various time deposit terms to attract new deposits. In addition, the Savings Bank has acquired jumbo deposits to aid in its deposit growth.
See Financial Condition - Balance Sheet - Deposits.

Interest expense on borrowings increased $2,171,000 in the second quarter of 2000 and $3,754,000 in the first six months of 2000 as compared to the same periods in 1999 as a result of increased dollars outstanding and increased average interest paid on those borrowings. First Northern's growth in interest earning assets outpaced the growth in deposits thereby necessitating an increase in borrowings. First Northern anticipates it will continue to emphasize growth in interest earning assets and will fund a portion of that growth with borrowings. First Northern primarily borrows from the Federal Home Loan Bank of Chicago and staggers the borrowing maturities from overnight to 9 years in term.

Provision for Loan Losses. First Northern provided $165,000 to its general loan loss allowance in the second quarter of 2000 as compared to $114,000 for the second quarter of 1999 and $330,000 for the first six months of 2000 as compared to $174,000 for the same period in 1999. The increased provisions were the result of growth in loans, especially those that have higher inherent credit risks. Multi-family mortgage loans increased $0.5 million in the second quarter of 2000 and $2.00 million for the six months ended
June 30, 2000, commercial loans increased $0.9 million in the second quarter of 2000 and $5.9 million for the six months ended June 30, 2000, and consumer loans increased $8.2 million in the second quarter of 2000 and $15.3 million for the six months ended June 30, 2000. Mortgage loans, other than multi-family, increased $20.2 million in the second quarter of 2000 and $35.0 million for the six months ended June 30, 2000.

First Northern uses a risk-based assessment of its loan portfolio to determine the level of loan loss allowance.
The assessment is based on internal reviews intended to determine the adequacy of the allowance in view of presently known factors. Management believes the current loan loss allowance is adequate.

Non-Interest Income. Fees on serviced loans increased $5,000 in the second quarter of 2000 and $24,000 in the first six months of 2000 as a result of decreased repayments or prepayments on loans sold (with servicing retained). As the principal of a mortgage loan which was sold, repays or prepays, the mortgage servicing asset is reduced and netted from fees on serviced loans, thereby reducing the income on the serviced loans.
When the repayments or prepayments decrease, such as in the second quarter of 2000 and the first six months of 2000, the amortization from the mortgage servicing assets also decreases and hence, the income on serviced loans increases. First Northern's mortgage loan servicing asset at June 30, 2000 was $528,800.

Loan fees and service charges increased slightly in the second quarter and first six months of 2000 primarily as the result of late charges collected on loans and fees collected from the Savings Bank's line-of-credit home equity loans.

Income from deposit account service charges increased $73,000 in the second quarter and $147,000 in the first six months of 2000 as a result of debit card fee income and fees from customers who overdraw their checking account and other depository fees.
Each time First Northern's debit card is used, a fee which varies with each merchant, is paid to the Savings Bank by the debit card company. The Savings Bank promotes the use of its debit card by direct mail.

Insurance commissions decreased $14,000 in the second quarter and increased $37,000 in the first six months of 2000. The second quarter of 2000 decrease was the result of decreased insurance bonus in 2000 as compared to the insurance bonuses in 1999. The increase for the six months was the result of insurance bonuses. If First Northern obtains a predetermined threshold of insurance sales and insurance losses are below another threshold, insurance bonuses are earned. First Northern received $49,000 in insurance bonuses in the first quarter of 2000.

Gains on the sale of loans decreased $97,000 and $254,000 for the second quarter and six months ended June 30, 2000, respectively as a result of decreased loan sales. First Northern sold $2,134,000 of loans in the second quarter of 2000 as compared to $8,738,000 in the second quarter of 1999 and $2,603,000 of loans in the six months ended June 30, 2000 as compared to $18,378,000 for the same period in 1999.
Loan sales decreased substantially in the second quarter of 2000 and the first six months of 2000 as a result of decreased thirty-year fixed interest rate mortgage loan originations, which are sold to the secondary market.

Other income increased $84,000 for the three months ended
June 30, 2000 and $180,000 for the six months ended
June 30, 2000, as compared to the same periods last year as a result of: (i) ATM surcharges; (ii) interest income on Bank Owned Life Insurance; and (iii) interest from officers' life insurance.

Non-Interest Expense.  Compensation expense increased
$103,000 for the three months ended and $362,000 for the six months ended June 30, 2000 as a result of:
(i) increased number of employees; (ii) increased compensation to existing employees; (iii) increased education and training costs; (iv) reduced expense deferrals associated with loan originations; and
(v) 2000 being a leap year which added one additional day of compensation for hourly paid employees.

Federal insurance premiums decreased $50,000 for the second quarter of 2000 and $101,000 for the six months ended June 30, 2000 as a result of a decrease in federal deposit premiums charged First Northern and other Savings Association Insurance Fund ("SAIF") insured institutions. Beginning in the year 2000, the Financing Income Corporation Obligations ("FICO")
 bonds interest cost was spread to all insured financial institutions rather than just the SAIF insured institutions.
Thus, the deposit insurance cost to SAIF institutions was reduced.

Occupancy expense increased $99,000 in the second quarter of 2000 and $158,000 for the six months ended June 30, 2000 primarily as a result of the Savings Bank's rental of approximately 14,000 square feet of office space in downtown Green Bay. This rental space consolidated various operational departments into one location whereas previously they were located in three separate
Savings Bank offices.

Data processing expense increased $10,000 in the three
 months ended June 30, 2000 and $22,000 for the six months ended June 30, 2000, as a result of an increase in service bureau expense and service contracts on data processing equipment. Service bureau expense increased as a result of increased contract cost, additional transactions processed and additional products offered.

Furniture and equipment expense increased $33,000 in the second quarter of 2000 and $42,000 in the first six months of 2000 as a result of increased cost of service contracts on equipment and increased depreciation on furniture and equipment at the remodeled Kiel Office.

Marketing expense increased $63,000 in the second quarter of 2000 and $53,000 in the first six months of 2000 primarily as a result of increased marketing of First
Northern's products and services.

Other expenses decreased $67,000 in the three months ended June 30, 2000 and increased slightly for the six months ended June 30, 2000. The decrease was primarily the result of a $53,700 environmental clean-up cost of a lot at a subdivision owned by GNFSC in 1999.

Income Taxes. The effective income tax rate for the second quarter of 2000 was 31.0% and 31.7% for the six months ended June 30, 2000 as compared to 32.8% in the second quarter of 1999 and 33.4% for the six months ended June 30, 2000. The decrease in the effective income tax rate was the result of the purchase of BOLI and an increase in the earnings of FNII, which is not subject to state income taxes. Since First Northern intends to hold the life insurance policies until the participants' death, BOLI interest income is not taxable. In addition, First
Northern moved its indirect automobile loan portfolio to FNII at the beginning of the second quarter of 1999, which has reduced state income taxes. In March 1999, First Northern moved approximately $56.3 million in mortgage loan participations to FNII and further reduced its state income tax.


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


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Historically, federal regulations have required the Savings Bank to maintain a minimum percentage of liquid assets to net withdrawable accounts plus short-term borrowings. The required percentage
(liquidity ratio) has varied from time to time based upon economic conditions and deposit flows. The liquidity ratio is set by the Office of Thrift Supervision ("OTS") and it is currently 4% of average of net withdrawable accounts plus short-term borrowings payable on demand or in one year or less during the current calendar quarter. In general, liquid assets, for the purposes of calculating the liquidity ratio, include cash, certain time deposits, and U.S. government and agency obligations. The Savings Bank has historically maintained a liquidity ratio that exceeds the OTS requirement.
The Savings Bank's quarterly average liquidity ratio at June 30, 2000, was 7.09%. At December 31, 1999, its monthly average liquidity ratio was 7.15%. The slight decrease in the liquidity ratio at June 30, 2000, is mainly attributable to the growth in the loan portfolio.
The Savings Bank believes that its maintenance of excess liquidity, above the 4% federally required liquidity ratio, is an appropriate strategy to aid in proper asset/liability management.

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

CAPITAL RESOURCES AND REGULATORY INFORMATION

First Northern's net worth to total assets ratio at June 30, 2000, for State of Wisconsin regulatory requirements was 8.40%, or 2.4% over the Wisconsin minimum legal requirement of 6.00% of total assets established by the Division of Savings Institutions of the Department of Financial Institutions, which regulates First Northern.

As of June 30, 2000, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum tangible, core and risk based ratios as set forth in the following table. As a state-chartered savings institution, the Savings Bank is also subject to a minimum capital requirement of the State of Wisconsin. Management believes that, at June 30, 2000, the Savings Bank exceeded all capital adequacy requirements to which it is subject.
There are no conditions or events since that notification that management believes have changed the Savings Bank's categorization as well capitalized.

The Savings Bank's required and actual capital amounts and ratios are presented in the following table.

                                                                    To Be Well
                                            Minimum Required    Capitalized Under
                                               For Capital      Prompt Corrective
                              Actual        Adequacy Purposes   Action Provisions
                           Amount   Ratio    Amount    Ratio     Amount     Ratio
                           ------   -----    -------   -----     -------    ------
                                            (Dollars in Thousands)
As of June 30, 2000:
Risk-based capital         $74,979  12.60%  >=$47,703  >=8.00%  >=$59,629  >=10.00%
  (to risk-weighted assets)
Tier 1 (core) capital      $70,787  11.90%  >=$23,852  >=4.00%  >=$35,777   >=6.00%
  (to risk-weighted assets)
Tier 1 (core) capital      $70,787   7.80%  >=$36,170  >=4.00%  >=$45,212   >=5.00%
  (to adjusted assets)
Tangible equity            $70,787   7.80%  >=$36,170  >=4.00%  >=$45,212   >=5.00%
  (to tangible assets)
State of Wisconsin capital $75,698   8.40%  >=$54,320  >=6.00%       N/A       N/A
  (to total assets)

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

See item 7A. Quantitative and Qualitative Disclosures
              about Market Risk in 1999 Form 10-K.


                       PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        At First Northern's Annual Meeting of Stockholders held on April 26, 2000, all of the Board of Directors' nominees named in the tabulation of votes below were elected as directors, by the votes cast for and withheld with respect to each nominee indicated, to serve for a three year term for the class of directors whose terms expire in 2003. There was no solicitation in opposition to the nominees proposed in the Proxy Statement and there were no abstentions or broker non-votes with respect to the election of directors.


                           Name                     For        Withheld
Directors with terms
  expiring in 2003
                       Thomas J. Lopina, Sr.      7,252,812      126,666
                       Robert B. Olson            7,249,883      129,595

        Messrs. Michael D. Meeuwsen and J. Gus Swoboda terms as directors continue until 2001.
        Messrs. Howard M. Frankenthal and Richard C. Smits terms as directors continue until 2002.

        Further information concerning this matter is contained in Proxy Statement/1999 Form 10-K Annual report with respect to First Northern's 2000 Annual Meeting of Stockholders.


Item 6. Exhibits and Reports on Form 8-K.

        a) Exhibits:
           See Exhibit Index following the signature page of this report, which is incorporated herein by reference.

        b) Reports on Form 8-K:
           No Form 8-K was filed during the second quarter of 2000.

                               SIGNATURE


        Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           FIRST NORTHERN CAPITAL CORP.
                                                  (Registrant)






Date:   August 14, 2000                /s/Rick B. Colberg
      --------------------         --------------------------------
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

                     SECOND QUARTER 2000 REPORT ON FORM 10-Q


Exhibit                               Incorporated Herein     Filed or Submitted
Number          Description             By Reference To             Herewith

2.1   Agreement and Plan of          Exhibit 2.1 to Registrant's
      Merger, dated as of            Current Report on Form 8-k
      February 21, 2000, by and      dated as of February 21, 2000
      among Mutual Savings Bank,     (the "2/21/00 8-KK")
      OV Corp. and First Northern
      Capital Corp.

2.2  	Stock Option Agreement,         Exhibit 2.2 to the 2/21/00 8-K
      dated as of February 21, 2000,
      by and between Mutual Savings
      Bank and First Northern Capital Corp.

11.1	Statement regarding computation
	    of per share earnings                                                 X


27.1	Financial Data Schedule, which is
	    submitted electronically to the
    	Securities and Exchange Commission
	    for information only and not filed                                    X

                                                                 Exhibit 11.1



                       First Northern Capital Corp.
               Computation of Net Income Per Common Share

                                    Three Months Ended          Six Months Ended
                                          June 30                    June 30
                                    2000          1999         2000        1999
                                   ------        ------       ------       -----
BASIC:
Weighted average common shares
  outstanding during each period  8,462,725     8,733,146    8,521,029   8,762,082
                                  =========     =========    =========   =========
DILUTED:
Weighted average common shares
  outstanding during each period  8,462,725     8,733,146    8,521,029   8,762,082
Incremental shares relating to:
  dilutive stock options outstanding
    at end of each period (1)       194,445       167,887      164,894     181,287
                                  ---------     ---------    ---------   ---------
                                  8,657,170     8,901,033    8,685,923   8,943,369
                                  =========     =========    =========   =========

NET INCOME FOR EACH PERIOD       $1,719,875    $1,874,785   $3,376,178  $3,666,125
                                 ==========    ==========   ==========  ==========

PER COMMON SHARE AMOUNTS:
  Basic net income                    $0.20         $0.21        $0.40       $0.42
                                      =====         =====        =====       =====
  Diluted net income                  $0.20         $0.21        $0.39       $0.41
                                      =====         =====        =====       =====

----------------------------

Notes:
(1)   Based on treasury stock method using average market price.