Form 10-Q/A
period 2000-03-03
FIRST NORTHERN CAPITAL CORP
filed 2000-08-17
CIK 1002213

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                    Form 10-Q/A

      /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended March 31, 2000

                                      OR
     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                          Commission File Number 0-27982

                          FIRST NORTHERN CAPITAL CORP.
           (Exact name of registrant as specified in its charter)

          WISCONSIN                           39-1830142
(State or other jurisdiction of      (IRS Employer Identification No.
  incorporation or organization)

                          201 North Monroe Avenue
                               P.O. Box 23100
                        Green Bay,  WI   54305-3100
                               (920) 437-7101
                  ------------------------------------------
             	(Address, including Zip Code, and telephone number including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   __X__                 NO   ____

The number of shares outstanding of the issuer's common stock $1.00 par value per share, was 8,567,808 shares, at April 28, 2000.






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

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                             March 31, 2000 December 31, 1999
                                             -------------- -----------------
                                                      (In Thousands)
Assets
Cash                                             $   4,340         $   8,043
Interest-earning deposits                              372             4,329
                                                  --------         ---------
                   CASH AND CASH EQUIVALENTS         4,712            12,372

Securities available-for-sale, at fair value
  Investment securities                              9,018             8,444
  Mortgage-related securities                        5,375             5,554
Securities held-to-maturity
  Investment securities
    (estimated fair value of $25,747 - 2000;
       $25,644 - 1999)                              26,231            26,215
  Mortgage-related securities
    (estimated fair value of $10,234 - 2000;
       $9,976 - 1999)                               10,310            10,048
Loans held for sale                                  2,347             1,085
Loans receivable                                   766,554           736,880
Accrued interest receivable                          4,518             4,229
Foreclosed properties and repossessed assets           432               382
Office properties and equipment                      7,752             7,463
Federal Home Loan Bank stock                        10,750             9,250
Life insurance policies                             13,831            13,548
Prepaid expense and other assets                     4,238             4,153
                                                  --------          --------
                                                  $866,068          $839,623
                                                  ========          ========

Liabilities

Deposits                                          $567,693          $566,908
Borrowings 211,484 185,899
Advance payments by borrowers for taxes
  and insurance                                      3,472             3,887
Other liabilities                                    5,991             6,134
                                                  --------          --------
                             TOTAL LIABILITIES     788,640           762,828

Stockholders' Equity

Cumulative preferred stock, $1 par value;
  10,000,000 shares authorized; none
  outstanding Common stock, $1 par value;
  30,000,000 shares authorized;
  shares issued: 9,134,735 - 2000 and 1999
  shares outstanding: 8,572,808 - 2000;
  8,548,658 - 1999                                   9,135             9,135
Additional paid-in capital                           8,528             8,780
Retained earnings                                   65,180            64,468
Accumulated other comprehensive income                 415               479
Treasury stock at cost (561,927 shares - 2000;
  586,077 shares - 1999)                            (5,830)           (6,067)
                                                  --------          --------
                     TOTAL STOCKHOLDERS' EQUITY     77,428            76,795
                                                  --------          --------
                                                  $866,068          $839,623
                                                  ========          ========
          See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                            March 31
                                                       2000          1999
                                                         (In Thousands,
                                                    Except Per Share Amounts)
Interest and dividend income:
  Loans                                               $13,645       $11,734
  Investment securities                                   678           545
  Interest-earning deposits                                19            18
  Mortgage-related securities                             254           185
                                                      -------       -------

             TOTAL INTEREST AND DIVIDEND  INCOME       14,596        12,482
Interest expense:
  Deposits                                              6,159         5,730
  Borrowings                                            2,981         1,398
  Advance payments by borrowers for
    taxes and insurance                                    12            12
                                                      -------       -------

                          TOTAL INTEREST EXPENSE        9,152         7,140
                                                      -------       -------
                             NET INTEREST INCOME        5,444         5,342
Provision for loan losses                                 165            60
                                                      -------       -------
                       NET INTEREST INCOME AFTER
                       PROVISION FOR LOAN LOSSES        5,279         5,282

Non-interest income:
  Fees on serviced loans                                   55            36
  Loan fees and service charges                            58            53
  Deposit account service charges                         390           316
  Insurance commissions                                   111            60
  Gains on sales of loans                                  11           168
  Other                                                   383           287
                                                      -------       -------
                       TOTAL NON-INTEREST INCOME        1,008           920

Non-interest expense:
  Compensation, payroll taxes and
    other employee benefits                             2,113         1,854
  Federal insurance premiums                               30            81
  Occupancy                                               300           241
  Data processing                                         403           391
  Furniture and equipment                                 112           103
  Telephone and postage                                   118           121
  Marketing                                               105           115
  Other                                                   655           582
                                                      -------       -------
                      TOTAL NON-INTEREST EXPENSE        3,836         3,488

                      INCOME BEFORE INCOME TAXES        2,451         2,714
Income taxes                                              795           923
                                                      -------       -------
                                      NET INCOME      $ 1,656       $ 1,791
                                                      =======       =======
                      BASIC NET INCOME PER SHARE        $0.19         $0.20
                                                        =====         =====
                    DILUTED NET INCOME PER SHARE        $0.19         $0.20
                                                        =====         =====
                   CASH DIVIDENDS PAID PER SHARE        $0.11         $0.10
                                                        =====         =====

           See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  Accumulated
                                   Additional                        Other-
                            Common  Paid-In  Retained  Treasury  Comprehensive
                            Stock   Capital  Earnings    Stock       Income    Total
                            ------  -------  --------  --------  ------------- -----
                                                (In Thousands)
For the Three Months
  Ended March 31, 2000
Balance at January 1, 2000  $9,135  $8,780   $64,468   $(6,067)       $479   $76,795
  Comprehensive income:
    Net income                                 1,656                           1,656
    Other comprehensive losses                                         (64)      (64)
                                                                             -------
  Total comprehensive income                                                   1,592

  Cash dividends ($.11 per share)               (944)                           (944)
  Purchase of treasury stock                              (168)                 (168)
  Exercise of stock options      -    (252)        -       405           -       153
                            ------  ------   -------   -------        ----   -------

Balance at March 31, 2000   $9,135  $8,528   $65,180   $(5,830)       $415   $77,428
                            ======  ======   =======   =======        ====   =======

For the Three Months
  Ended March 31, 1999
Balance at January 1, 1999  $9,135  $9,126   $60,582   $(3,710)       $960   $76,093
  Comprehensive income:
    Net income                                 1,791                           1,791
    Other comprehensive losses                                        (141)     (141)
                                                                             -------
  Total comprehensive income                                                   1,650

  Cash dividends ($.10 per share)               (880)                           (880)
  Purchase of treasury stock                              (632)                 (632)
  Exercise of stock options      -     (291)       -       495           -       204
                            ------  -------  -------   -------        ----   -------

Balance at March 31, 1999   $9,135  $ 8,835  $61,493   $(3,847)       $819   $76,435
                            ======  =======  =======   =======        ====   =======

               See Notes to Unaudited Consolidated Financial Statements.

FIRST NORTHERN CAPITAL CORP.
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                                March 31
                                                          2000           1999
                                                          ----           ----
                                                             (In Thousands)
Cash flows from operating activities:
  Net income                                             $  1,656     $  1,791
  Adjustments to reconcile net
    income to cash provided
    by operating activities:
    Provision for losses on loans                             165           60
    Provision for depreciation and amortization               212          214
    Gains on sales of loans                                   (11)        (168)
    Loans originated for sale                              (1,731)     (10,795)
    Proceeds from loan sales                                  480        9,808
    Increase in interest receivable                          (289)        (118)
    Increase (decrease) in interest payable                     5           (3)
    Increase in other assets                                 (275)        (659)
    Decrease in other liabilities                            (182)        (367)
                                                          -------      -------

       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        30         (237)

Cash flows from investing activities:
  Proceeds from maturities of available-
    for-sale investment securities                            500        1,000
  Proceeds from maturities of held-
    to-maturity investment securities                       1,472        3,000
  Purchases of available-for-sale
    investment securities                                  (1,163)        (495)
  Purchases of held-to-maturity investment securities      (1,477)      (4,788)
  Principal repayments on available-for-sale
    mortgage-related securities                                77            4
  Principal repayments on held-to-maturity
    mortgage-related securities                               830          559
  Purchases of held-to-maturity
    mortgage-related securities                              (991)           -
  Net increase in loans receivable                        (29,903)       (5,716)
  Purchases of office properties and equipment               (501)         (101)
  Purchase of Federal Home Loan Bank stock                 (1,500)         (500)
                                                          -------       -------

                   NET CASH USED BY INVESTING ACTIVITIES  (32,656)       (7,037)

Cash flows from financing activities:
  Net increase in deposits                                    780         3,753
  Net increase in short-term borrowings                     1,686         7,135
  Proceeds from long-term borrowings                       39,965         2,025
  Repayments of long-term borrowings                      (16,066)       (5,000)
  Cash dividend paid                                         (944)         (880)
  Purchase of treasury stock                                 (168)         (632)
  Proceeds from exercise of stock options                     128           150
  Net decrease in advance payments by
    borrowers for taxes and insurance                        (415)         (375)
                                                          -------       -------

               NET CASH PROVIDED BY FINANCING ACTIVITIES   24,966         6,176

                   DECREASE IN CASH AND CASH EQUIVALENTS   (7,660)       (1,098)
Cash and cash equivalents at beginning of period           12,372         7,211
                                                          -------       -------
              CASH AND CASH EQUIVALENTS AT END OF PERIOD  $ 4,712       $ 6,113
                                                          =======       =======

Supplemental Information to the Statement of Cash Flows:

  Interest on deposits                                    $6,153        $5,733
  Interest on borrowings                                   2,729         1,361
  Income taxes                                                 -           165
  Loans transferred to foreclosed properties
    and repossessed assets                                    84            82

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


3. Securities Available-for-Sale
The amortized cost and estimated fair values of securities available-for-sale are as follows:


                                              Gross        Gross
                                Amortized   Unrealized   Unrealized   Estimated
                                   Cost       Gains        Losses     Fair Value
                                ---------   ----------   ----------   ----------
                                               (In Thousands)
At March 31, 2000:
  U.S. government and
    agency securities           $  7,401     $     1       $(118)        $ 7,284
  Asset Management Funds             571                     (19)            552
  Federal Home Loan Mortgage
    Corporation stock                 33       1,028                       1,061
  Northwest Equities
    Corporation stock                111          10           -             121
                                --------      ------       -----         -------

                                   8,116       1,039        (137)          9,018

Mortgage-related securities
  Federal Home Loan
    Mortgage Corporation           1,879                      97           1,782
  Federal National
    Mortgage Association           1,766                                   1,766
  Government National
    Mortgage Association           1,938                     111           1,827
                                 -------      ------       -----         -------
                                   5,583           -         208           5,375
                                 -------      ------       -----         -------

                                 $13,699      $1,039       $(345)        $14,393
                                 =======      ======       =====         =======

At December 31, 1999:

  U.S. government and
    agency securities            $ 6,737      $    6       $ (86)        $ 6,657
  Asset Management Funds             563                     (17)            546
  Federal Home Loan Mortgage
    Corporation stock                 33       1,097                       1,130
  Northwest Equities
    Corporation stock                111           -           -             111
                                 -------      ------       -----         -------
                                   7,444       1,103        (103)          8,444
                                 -------      ------       -----         -------

Mortgage-related securities
  Federal Home Loan
    Mortgage Corporation           1,938                     (92)          1,846
  Federal National
    Mortgage Association           1,862                                   1,862
  Government National
    Mortgage Association           1,955           -        (109)          1,846
                                 -------      ------       -----         -------
                                   5,755           -        (201)          5,554
                                 -------      ------       -----         -------

                                 $13,199      $1,103       $(304)         13,998
                                 =======      ======       =====         =======

At March 31, 2000, the U.S. government and agency securities available-for-sale have the following maturities:


                                        Amortized     Estimated
                                           Cost       Fair Value
                                        ---------     ----------
                                            (In Thousands)

Due in one year or less                   $2,249        $2,249
Due after one year through 5 years         5,152         5,035
                                          ------        ------

                                          $7,401        $7,284
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

The amortized cost and estimated fair values of mortgage-related securities held-to-maturity are as follows:


                                              Gross       Gross
                                 Amortized  Unrealized  Unrealized  Estimated
                                   Cost       Gains       Losses    Fair Value
                                 ---------  ----------  ----------  ----------
                                                 (In Thousands)

At March 31, 2000:
Investment Securities:
  U.S. government and
    agency securities             $25,231                 $(484)     $24,747
  Corporate Bonds                   1,000        -            -        1,000
                                  -------     ----        -----      -------
    Total investment securities    26,231        -         (484)      25,747
                                  -------     ----        -----      -------

Mortgage-related securities:
  Federal Home Loan
    Mortgage Corporation            6,782      $12          (64)       6,730
  Federal National
    Mortgage Association            3,528        -          (24)       3,504
                                  -------      ---        -----      -------

     Total mortgage-related
       securities                  10,310       12          (88)      10,234
                                  -------      ---        -----      -------
Total investment securities and
    mortgage-related securities   $36,541      $12        $(572)     $35,981

At December 31, 1999:
Investment Securities:
  U.S. government and
    agency securities             $25,216                 $(571)     $24,645
  Corporate bond                      999        -            -          999
                                  -------      ---        -----      -------
    Total investment securities    26,215        -         (571)      25,644
                                  -------      ---        -----      -------

Mortgage-related securities
  Federal Home Loan
    Mortgage Corporation            6,192      $15          (60)       6,147
  Federal National
    Mortgage Association            3,856        1          (28)       3,829
                                  -------      ---        -----      -------
    Total mortgage-related
      securities                   10,048       16          (88)       9,976
                                  -------      ---        -----      -------

Total investment securities and
  mortgage-related securities     $36,263      $16        $(659)     $35,620
                                  =======      ===        =====      =======

At March 31, 2000, the investment securities have the following maturities:

                                                        Amortized   Estimated
                                                           Cost     Fair Value
                                                        ---------   ----------
                                                            (In Thousands)
Due in one year or less                                   $ 5,245     $ 5,222
Due after one year through 5 years                         18,392      17,986
Due after 5 years through 10 years                          2,594       2,539
                                                          -------     -------

                                                          $26,231     $25,747
                                                          =======     =======


5. Loans Receivable
   The composition of loans follows:

                                                        March 31    December 31
                                                          2000         1999
                                                        --------    -----------
                                                             (In Thousands)
First mortgage loans:
  One to four family residential                        $478,359     $465,737
  Five or more family residential                         37,361       35,815
  Commercial real estate                                  19,717       17,699
  Construction-residential                                30,454       29,758
  Construction-commercial                                  6,473        6,910
  Other                                                    4,169        3,769
                                                        --------     --------
                                                         576,533      559,688

Consumer loans:
  Consumer                                                20,693       20,153
  Second mortgage                                         82,132       78,223
  Automobile                                              98,973       96,356
                                                        --------     --------
                                                         201,798      194,732

Commercial loans                                           9,724        4,771
                                                        --------     --------
                                                         788,055      759,191

Less:
  Undisbursed loan proceeds                               16,961       17,852
  Allowance for losses                                     4,062        3,910
  Unearned loan fees                                         478          549
                                                        --------     --------
                                                          21,501       22,311
                                                        --------     --------

                                                        $766,554     $736,880
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



Item 2.  Managements' Discussion and Analysis of Financial
         Condition and Results of Operations.

                       CAUTIONARY FACTORS

This 10-Q contains various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the
Company: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation;
the cost of funds; general market rates of interest;
interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Savings Bank's and FNII's l oan and investment portfolios; the status of our proposed merger with Mutual Savings Bank; and other factors referred to in the reports filed with the Securities and Exchange Commission.


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

                  LOAN ORIGINATIONS AND PURCHASES

                                                   Three Months Ended
                                                        March 31
                                                   2000          1999
                                                   ----          ----
                                                      (In Thousands)
Mortgage loans originated and purchased:
  Construction                                    $15,313      $ 8,821
  Loans on existing property                       17,247        8,707
  Refinancing                                       5,186       29,202
  Other loans                                         573          241
                                                  -------      -------
Total mortgage loans originated
  and purchased                                    38,319       46,971

Consumer loans originated and purchased:
  Consumer                                          2,411        1,753
  Second mortgage                                  10,986        9,129
  Automobile                                       15,274       11,857
  Education                                         1,178          950
                                                  -------      -------

Total consumer loans originated
  and purchased                                    29,849       23,689

Commercial loans                                    5,308            -
                                                  -------      -------

Total loans originated and purchased              $73,476      $70,660
                                                  =======      =======

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

                                              LOAN SALES
                                          Three Months Ended
                                               March 31
                                           2000         1999
                                          ------       ------
                                             (In Thousands)

Mortgage Loans                             $303        $9,639
Education Loans                             166             1
                                           ----        ------

  Total Loans Sold                         $469        $9,640
                                           ====        ======


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

ASSET QUALITY

First Northern currently classifies any loan on which a payment is greater than 90 days past due as non-performing.
The following table summarizes non-performing loans and assets:


                                             NON-PERFORMING LOANS AND ASSETS
                                             At March 31      At December 31
                                                2000               1999
                                             -----------      --------------
                                                (Dollars in Thousands)
Non-accrual mortgage loans                      $186               $243
Non-accrual consumer loans                        47                 40
                                                ----               ----

Total non-performing loans                       233                283
Properties subject to foreclosure                339                318
Foreclosed properties and
  repossessed assets                              93                 63
                                                ----               ----

Total non-performing assets                     $665               $664
                                                ====               ====

Non-performing loans as a percent
  of total loans                                0.03%              0.04%
                                                ====               ====
Non-performing assets as a percent
  of total assets                               0.08%              0.08%
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


                                                   LOAN LOSS ALLOWANCE
                                            At and for the      At and for the
                                          Three Months Ended      Year Ended
                                            March 31, 2000     December 31, 1999
                                          ------------------   -----------------
                                                  (Dollars in Thousands)
Mortgage Loans:
  Balance at the beginning of the period       $2,108             $1,813
  Provisions for the period                       150                295
  Charge-offs:

    One-to-four family residential                  -                  -
  Recoveries:
    One to four family residential                  3                  -
                                               ------             ------
    Net recoveries                                  3                  -
                                               ------             ------

  Balance at the end of the period              2,261              2,108

Consumer Loans:
  Balance at the beginning of the period        1,678              1,718
  Provisions for the period                        15                 53
  Charge-offs:
    Consumer                                      (14)               (79)
    Automobile                                     (7)               (43)
                                               ------             ------
      Total charge-offs                           (21)              (122)
  Recoveries:
    Consumer                                        3                  9
    Automobile                                      2                 20
                                               ------             ------
      Total recoveries                              5                 29
                                               ------             ------
  Net charge-offs                                 (16)               (93)
                                               ------             ------

Balance at the end of the period                1,677              1,678

Commercial Loans
  Balance at the beginning of the period          124
  Provisions for the period                         -                124
                                               ------             ------
Balance at the end of the period                  124                124
                                               ------             ------
Total loan loss allowances at the end
  of the period                                $4,062             $3,910
                                               ======             ======

Allowance as a percent of total loans            0.53%              0.53%
                                                 ====               ====
Allowance as a percent of
  non-performing loans                       1,743.35%           1,381.63%
                                             ========            ========

Allowance as a percent of total assets           0.47%               0.47%
                                                 ====                ====

Allowance as a percent of
  non-performing assets                        610.83%             588.86%
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

                                               Three Months Ended March 31
                                              2000                       1999
                                            Interest                  Interest
                                   Average   Earned/  Yield/  Average  Earned/  Yield/
                                   Balance    Paid     Rate   Balance   Paid     Rate
                                  --------- --------  ------  -------  -------- ------
(Dollars in Thousands)
Interest-earning assets (1):
  Mortgage loans                  $547,607  $ 9,652   7.05%   $482,918  $8,557   7.09%
  Consumer loans                   199,453    3,859   7.74%    159,373   3,177   7.97%
  Commercial loans                   6,198      134   8.65%          -       -      -
  Investment securities (2)         43,607      678   6.22%     36,828     545   5.92%
  Interest-earning deposits          1,755       19   4.33%      1,677      18   4.29%
  Mortgage-related securities (2)   16,113      254   6.31%     12,287     185   6.02%
                                  --------   -------  ----    --------  ------   ----

  TOTAL                            814,733    14,596  7.17%    693,083  12,482   7.20%

Interest-bearing liabilities:
  Passbook accounts                 69,448       331  1.91%     66,110     327   1.98%
  NOW and variable rate insured
    money market accounts          134,440       859  2.56%    127,945     739   2.31%
  Time deposits                    355,446     4,969  5.59%    342,364   4,664   5.45%
  Advance payments by borrowers
    for taxes and insurance          2,208        12  2.17%      1,862      12   2.58%
  Borrowings                       202,680     2,981  5.88%    101,626   1,398   5.50%
                                  --------   -------  ----    --------  ------   ----

  TOTAL                            764,222     9,152  4.79%    639,907   7,140   4.46%
                                  ========   =======  ====    ========  ======   ====

Net interest-earning assets balance
  and interest rate spread        $ 50,511            2.38%   $ 53,176           2.74%
                                  ========            ====    ========           ====
Average interest-earning assets,
  net interest income and net
  yield on average interest-
  earning assets                  $814,733   $ 5,444  2.67%   $693,083  $ 5,342  3.08%
                                  ========   =======  ====    ========  =======  ====

Average interest-earning assets
  to interest-bearing liabilities   106.6%                      108.3%
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


                                                  Year Ended December 31
                                                           1999
                                                          Interest
                                               Average     Earned/   Yield/
                                               Balance      Paid      Rate
                                               -------     ------    ------
                                                  (Dollars in Thousands)
Interest-earning assets (1):
  Mortgage loans                               $500,111   $35,164     7.03%
  Consumer loans                                175,577    13,816     7.87%
  Commercial loans                                5,454       468     8.58%
  Investment securities (2)                      38,789     2,336     6.02%
  Interest-earning deposits                       1,702        82     4.82%
  Mortgage-related securities (2)                14,765       904     6.12%
                                               --------   -------     ----

  TOTAL                                         736,398    52,770     7.17%

Interest-bearing liabilities:
  Passbook accounts                              70,425     1,385     1.97%
  NOW and variable rate insured
    money market accounts                       132,629     3,085     2.33%
  Time deposits                                 350,423    19,090     5.45%
  Advance payments by borrowers
    for taxes and insurance                       7,002       162     2.31%
  Borrowings                                    124,186     6,964     5.61%
                                               --------   -------     ----

  TOTAL                                         684,665    30,686     4.48%
                                               --------   -------     ----
Net interest-earning assets balance
  and interest rate spread                     $ 51,733               2.69%
                                               ========               ====

Average interest-earning assets, net
  interest income and net yield on
  average interest-earning assets              $736,398    $22,084    3.00%
                                               ========    =======    ====

Average interest-earning assets to
  interest-bearing liabilities                   107.6%
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

                                             Three Month Ended March 31
                                                    2000 vs 1999
                                             Increase(decrease) due to:

                                                                Rate/
                                        Rate     Volume    Volume      Total

(In Thousands)
Interest-earning assets:
  Mortgage loans                      $ (48)    $1,149     $  (6)     $1,095
  Consumer loans                        (92)       797       (23)        682
  Commercial loans                        -          -       134         134
  Investments securities                 28        100         5         133
  Interest-earning deposits               -          1         -           1
  Mortgage-related securities             9         57         3          69
                                      -----     ------      ----      ------
  TOTAL                               $(103)    $2,104      $113       2,114
                                      =====     ======      ====      ------

Interest-bearing liabilities:
  Passbook accounts                   $ (12)    $   17      $ (1)          4
  NOW and variable rate
    insured money market accounts        80         36         4         120
  Time deposits                         120        180         5         305
  Advance payments by borrowers
    for taxes and insurance              (2)         2         -           -
  Borrowings                             98      1,389        96       1,583
                                      -----     ------      ----      ------

    TOTAL                             $ 284     $1,624      $104       2,012
                                      =====     ======      ====      ------

Net change in net interest income                                     $  102
                                                                      ======


                                              Year Ended December 31
                                                   1999 vs 1998
                                            Increase(decrease) due to:
                                                            Rate/
                                      Rate      Volume      Volume     Total
                                     ------    --------    --------   -------
                                                 (In Thousands)
Interest-earning assets:
  Mortgage loans                    $(1,371)    $3,154     $(129)     $1,654
  Consumer loans                       (627)     1,228       (58)        543
  Commercial loans                        -          -       468         468
  Investments securities                (42)       245        (5)        198
  Interest-earning deposits             (20)       (52)        7         (65)
  Mortgage-related securities           (10)       297        (5)        282
                                    -------     ------     -----      ------

  TOTAL                             $(2,070)    $4,872     $ 278       3,080
                                    =======     ======     =====      ------

Interest-bearing liabilities:
  Passbook accounts                 $  (108)   $  141      $ (12)         21
  NOW and variable rate
    insured money market accounts      (177)      357        (22)        158
  Time deposits                      (1,114)    1,302        (77)        111
  Advance payments by borrowers
    for taxes and insurance              (1)        8          -           7
  Borrowings                           (201)    1,646        (59)      1,386
                                    -------    ------      -----      ------

  TOTAL                             $(1,601)   $3,454      $(170)      1,683
                                    =======    ======      =====      ------

Net change in net interest income                                     $1,397
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

                                                                      To Be Well
                                              Minimum Required    Capitalized Under
                                                 For Capital      Prompt Corrective
                                 Actual       Adequacy Purposes   Action Provisions
                             Amount   Ratio    Amount    Ratio     Amount     Ratio
                             ------   -----    ------    -----     ------     -----
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



                                         FIRST NORTHERN CAPITAL CORP.
                                                (Registrant)






Date:   May 11, 2000                   /s/Rick B. Colberg
      ------------------             --------------------------
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

                                   * * * *
                               EXHIBIT INDEX

                                    TO

                   FIRST QUARTER 2000 REPORT ON FORM 10-Q

Exhibit                                        Incorporated Herein    Filed or Submitted
Number        Description                       By Reference To            Herewith

2.1 Agreement and Plan of Merger,         Exhibit 2.1 to Registrant's
      dated as of February 21, 2000,        Current Report on Form 8-K dated
      by and among Mutual Savings Bank,     as of February 21, 2000 (the
      OV Corp. and First Northern           "2/21/00 8-K")
      Capital Corp.


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


11.1  Statement regarding computation
      of per share earnings                                                       X


27.1  Financial Data Schedule, which is
      submitted electronically to the
      Securities and Exchange Commission
      for information only and not filed                                          X


                                                  Exhibit 11.1



                          First Northern Capital Corp.
                     Computation of Net Income Per Common Share

                                                        Three Months Ended
                                                             March 31
                                                       2000            1999
                                                      ------          ------

BASIC:
Weighted average common shares
  outstanding during each period                     8,579,335       8,791,342
                                                     =========       =========

DILUTED:
Weighted average common shares
  outstanding during each period                     8,579,335       8,791,342
Incremental shares relating to:
  dilutive stock options outstanding
    at end of each period (1)                          135,342         194,687
                                                     ---------       ---------

                                                     8,714,677       8,986,029
                                                     =========       =========

NET INCOME FOR EACH PERIOD                          $1,656,303      $1,791,340
                                                    ==========      ==========

PER COMMON SHARE AMOUNTS:
  Basic net income                                       $0.19           $0.20
                                                         =====           =====
  Diluted net income                                     $0.19           $0.20
                                                         =====           =====

---------------

Notes:
(1)   Based on treasury stock method using average market price.